Form 10-Q
period 2005-04-30
SSA GLOBAL TECHNOLOGIES, INC
filed 2005-07-07
CIK 1205431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number: 000-51330

SSA Global Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1542338
(State of incorporation)	(I.R.S. Employer Identification Number)

500 W. Madison, Suite 2200, Chicago, Illinois 60661

(Address of principal executive offices)

(312) 258-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 21, 2005, the registrant had 68,017,057 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of April 30, 2005 and July 31, 2004

Condensed Consolidated Statements of Operations - Three and Nine Months Ended April 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows - Nine Months Ended April 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SSA Global Technologies, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

April 30, 2005 and July 31, 2004 (unaudited)
(in millions)

	April 30, 2005	July 31, 2004

ASSETS
Current assets:

Cash and cash equivalents	$128.9	$106.1
Restricted cash	4.6	1.0
Accounts receivable, less allowance for doubtful accounts of $19.7 million and $29.8 million as of April 30, 2005 and July 31, 2004, respectively	168.5	158.5
Deferred tax assets	14.3	7.7
Prepaid expenses	25.3	23.9
Other current assets	8.4	5.4
Total current assets	350.0	302.6

Property and equipment, net	18.7	14.2
Capitalized software costs and acquired technology, net	27.5	38.2
Goodwill	308.1	331.6
Customer lists, net	116.3	133.2
Patents, net	8.6	10.7
Deferred tax assets	5.1	3.0
Other long-term assets	7.3	7.5
Total assets	$841.6	$841.0

See accompanying notes to consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

April 30, 2005 and July 31, 2004 (unaudited)
(in millions, except par value amounts and number of shares)

	April 30, 2005	July 31, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Current portion of long-term debt-other	$2.0	$2.7
Accounts payable and other accrued liabilities	107.7	132.8
Accrued compensation and related benefits	65.2	56.4
Deferred revenue	214.0	202.6
Income taxes payable	5.5	3.6
Total current liabilities	394.4	398.1

Long-term obligations:
Long-term debt-related parties	229.2	227.0
Long-term debt-other	15.3	16.5
Other long-term obligations	7.0	6.2
Total long-term obligations	251.5	249.7
Deferred revenue	44.9	46.4
Total liabilities	690.8	694.2
Commitments and contingencies	—	—

Stockholders’ equity:

Common stock, $0.01 par value, 450,000,000 and 12,000,000 shares authorized at April 30, 2005 and July 31, 2004, respectively, and 4,785,000 shares issued and outstanding at April 30, 2005 and July 31, 2004	—	—

Preferred stock, $0.01 par value, 125,000,000 shares authorized at April 30, 2005 and 4,000,000 shares authorized at July 31, 2004, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock; 3,000,000 shares issued and outstanding at April 30, 2005 and July 31, 2004, accreted value of $361.1 million and $337.9 million at April 30, 2005 and July 31, 2004, respectively	—	—

Additional paid-in capital	322.0	262.1
Deferred stock compensation	(15.9)	(22.7)
Accumulated deficit	(135.6)	(78.4)
Accumulated other comprehensive loss	(19.7)	(14.2)
Total stockholders’ equity	150.8	146.8
Total liabilities and stockholders’ equity	$841.6	$841.0

See accompanying notes to consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended April 30, 2005 and 2004 (unaudited)

(in millions, except per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004

Revenues:
License fees	$52.5	$41.2	$144.9	$109.2
Support	86.4	81.3	258.7	239.6
Services and other	41.5	42.0	121.3	113.4
Total revenues	180.4	164.5	524.9	462.2

Cost of revenues:
Cost of license fees	11.1	8.2	31.6	23.1
Cost of support, services and other	49.5	45.9	145.2	125.3
Total cost of revenues	60.6	54.1	176.8	148.4
Gross margin	119.8	110.4	348.1	313.8

Operating expenses:
Sales and marketing	47.2	40.5	138.1	112.6
Research and development	26.7	24.4	76.5	70.5
General and administrative	20.9	28.3	66.5	71.9
Amortization of intangible assets	6.4	5.9	19.2	17.3
Restructuring charge (benefit)	0.1	0.1	(1.4)	1.4
Total operating expenses	101.3	99.2	298.9	273.7
Operating income	18.5	11.2	49.2	40.1

Other income (expense):
Interest expense – related parties	(4.1)	(3.6)	(12.1)	(10.0)
Interest income – other	0.2	0.2	0.3	0.3
Other income (expense)	0.8	(2.1)	2.0	(1.8)
Total other expense	(3.1)	(5.5)	(9.8)	(11.5)
Income before provision for income taxes	15.4	5.7	39.4	28.6
Provision for income taxes	6.2	3.7	15.8	12.9
Net income	9.2	2.0	23.6	15.7
Preferred stock dividends	7.9	7.3	23.3	21.3
Preferred stock dividends in excess of stated amount	11.1	8.8	32.5	36.8
Cash dividend paid to preferred stockholders	—	—	25.0	—
Net loss to common stockholders	$(9.8)	$(14.1)	$(57.2)	$(42.4)

Loss per common share:
Basic and diluted	$(2.05)	$(2.95)	$(11.95)	$(8.86)
Basic and diluted earnings per preferred share:
Distributed earnings	$6.33	$5.37	$26.93	$19.37
Undistributed earnings	—	—	—	—
	$6.33	$5.37	$26.93	$19.37

Pro forma earnings per common share (note N):
Basic	$0.16	$0.05	$0.42	$0.31
Diluted	$0.14	$0.05	$0.39	$0.30

See accompanying notes to consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended April 30, 2005 and 2004 (unaudited)

(in millions)

	Nine Months Ended April 30,
	2005	2004

Cash flows from operating activities:
Net income	$23.6	$15.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5.4	5.0
Amortization of intangible assets	19.2	17.3
Amortization of capitalized software costs and acquired technology	13.1	9.4
Amortization of financing fees	1.0	1.0
Non-cash interest—related parties	1.2	1.2
Imputed interest on related party promissory note	3.8	2.7
Provision for doubtful accounts	4.6	2.9
Provision for deferred income taxes	12.4	9.1
Non-cash stock compensation	7.3	7.1
Other	0.6	0.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9.8)	(13.1)
Prepaid expenses	(3.4)	(10.6)
Other current assets	(2.1)	5.2
Accounts payable and other accrued liabilities	(23.3)	(57.6)
Accrued compensation and related benefits	4.8	(1.7)
Deferred revenues	3.4	43.8
Income taxes payable	1.5	0.9
Net cash provided by operating activities	63.3	38.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	1.0	(25.4)
Purchase of property and equipment	(9.3)	—
Capitalized software costs	(2.4)	(2.1)
Capitalized customer lists	—	(2.5)
Other	—	(0.2)
Net cash used in investing activities	(10.7)	(30.2)

Cash flows from financing activities:
Borrowings under subordinated loans—related parties	—	40.7
Payments under promissory notes—other	(1.9)	(1.1)
Payments of debts—other	(0.4)	(0.4)
Establishment of restricted cash	(3.7)	—
Release of restricted cash	0.1	0.2
Cash dividend paid to preferred stockholders	(25.0)	—
Net cash provided by (used in) financing activities	(30.9)	39.4
Effect of exchange rate changes on cash and cash equivalents	1.1	1.3
Net increase in cash and cash equivalents	22.8	49.1
Cash and cash equivalents at beginning of period	106.1	65.1
Cash and cash equivalents at end of period	$128.9	$114.2

See accompanying notes to consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
April 30, 2005 and July 31, 2004

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations of the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal years ended July 31, 2004 and 2003 and the nine months ended July 31, 2002 contained in Amendment No. 11 of the Company’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on May 25, 2005.

On August 31, 2004 the Board of Directors authorized a further 3,625,000 shares available for option grant and on October 18, 2004 the Board of Directors authorized a further 7,250,000 shares available for option grant.

On March 30, 2005, the Board of Directors authorized a 14.5-for-1 stock split of the outstanding shares of common stock, which was effected April 4, 2005. All references to common stock amounts, shares and per share data and the conversion price of preferred stock included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split.

On March 30, 2005, the Board of Directors also authorized an increase in the number of authorized shares of Common Stock of the Company to 450,000,000 and the number of authorized shares of preferred stock, par value $0.01 per share, to 125,000,000, of which 3,000,000 shares were designated the Series A Convertible Preferred Stock. The number of authorized shares of convertible preferred stock was increased on April 4, 2005. All 3,000,000 shares of Series A Convertible Preferred Stock and related accumulated dividends converted into 52.8 million shares of common stock commensurate with the IPO.

On May 26, 2005, the Company sold 9,000,000 shares of common stock at $11.00 per common share in an initial public offering (“IPO”), including 1,400,000 shares acquired by investment entities affiliated with General Atlantic. The net proceeds of $86.4 million (gross proceeds of $99.0 million less expenses of the offering) were used to repay $81.2 million of the amount owed (excluding accrued and unpaid interest thereon) under the promissory notes issued on July 18, 2003 to Madeleine L.L.C., an affiliate of Cerberus Capital Management, L.P.  (“Cerberus”) and investment entities affiliated with General Atlantic LLC (“General Atlantic”), in the aggregate principal amount of $130.1 million, which are due on November 15, 2006 and accrued interest at a rate of 1.23% per annum, with the remaining $5.2 million retained for general working capital purposes. On June 16, 2005, the underwriters of the IPO exercised the over-allotment option to purchase 1,350,000 shares of common stock at the IPO price of $11.00 per share.  The net proceeds of $13.8 million (gross proceeds of $14.8 million less underwriting discount of $1.0 million) will be retained for general working capital purposes. As of June 21, 2005, Cerberus and General Atlantic owned 63.5% and 23.2% of our outstanding common stock, respectively.

NOTE B—EARNINGS PER SHARE

Basic earnings per common share is based on the weighted average number of common shares outstanding. For the three and nine months ended April 30, 2005 and 2004, basic earnings per common share includes the effect of 4,785,000 common shares issued on February 25, 2004, in connection with an amendment to the Company’s Certificate of Incorporation that reclassified each share of outstanding convertible preferred stock into one share of such stock and 1.595 shares of common stock.

Basic earnings attributed to common shares include the allocated share of undistributed earnings. However, any undistributed loss for a period is allocated to common stock since, according to the terms of our Certificate of Incorporation, convertible preferred stock is not obligated to share in the losses of the Company.

Diluted earnings per common share is based on the combination of basic shares outstanding and potentially dilutive shares. For the three and nine months ended April 30, 2005, potentially dilutive shares consisted of outstanding stock options, subordinated convertible notes, stock appreciation rights, warrants, convertible preferred stock and the accumulated dividends thereon. For the three and nine months ended April 30, 2004, potentially dilutive shares consisted of outstanding stock options and convertible preferred stock and the accumulated dividends thereon. The Company had outstanding stock options of 10,062,507 at April 30, 2005 and 8,724,157 at April 30, 2004. The Company had 51,212,683 and 46,851,588 weighted average common shares underlying its convertible preferred stock for the three months ended April 30, 2005 and 2004, respectively, as converted, including common shares underlying accrued dividends of 7,712,683 and 3,351,588 convertible preferred shares, respectively. The Company had 48,983,625 and 44,812,337 weighted average common shares underlying its convertible preferred stock outstanding for the nine months ended April 30, 2005 and 2004, respectively, as converted, including common shares underlying accrued dividends of 5,483,625 and 1,312,337, respectively.  The number of weighted average common shares assume conversion of the convertible preferred stock plus accrued dividends at the beginning of the periods presented.  Therefore, the July 31, 2004 and 2003 convertible preferred share balances were used to compute the diluted earnings per share for the nine months ended April 30, 2005 and 2004, respectively.  Similarly, the January 31, 2005 and 2004 convertible preferred share balances were used to compute the diluted earnings per share for the three months ended April 30, 2005 and 2004, respectively. The number of weighted average common shares underlying the convertible preferred shares is determined by dividing the original value of convertible preferred shares of $300.0 million by the conversion price of approximately $6.90 per share. The number of weighted average common shares underlying the convertible preferred shares related to the accrued preferred dividends is determined by dividing the original value of the accumulated preferred dividends at the beginning of the period, assuming conversion at that date, by the conversion price of approximately $6.90 per share.

Diluted earnings include net income (loss) before distributions to convertible preferred stockholders.

Basic and diluted earnings per preferred share are based on inclusion of convertible preferred stock. Convertible preferred shares are included in basic and diluted earnings per preferred share because such shares participate in the undistributed earnings, but not losses, of the Company.

Earnings attributed to convertible preferred shares include distributed earnings plus the allocated share of undistributed earnings.

The following table sets forth the computations of basic and diluted earnings per common share and preferred share for the three and nine months ended April 30, 2005 and 2004:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in millions, except share and per share amounts)
Net income	$9.2	$2.0	$23.6	$15.7
Distributed earnings	19.0	16.1	80.8	58.1
Undistributed loss	$(9.8)	$(14.1)	$(57.2)	$(42.4)

Denominator for basic loss per share – weighted average common shares	4,785,000	4,785,000	4,785,000	4,785,000
Effect of dilutive securities – preferred stock	—	—	—	—
Effect of preferred stock dividends, as converted	—	—	—	—
Effect of potentially dilutive securities	—	—	—	—
Denominator for diluted loss per share – weighted average common shares	4,785,000	4,785,000	4,785,000	4,785,000

Denominator for basic and diluted earnings per share – weighted average preferred shares	3,000,000	3,000,000	3,000,000	3,000,000

Basic and diluted loss per common share	$(2.05)	$(2.95)	$(11.95)	$(8.86)

Basic and diluted earnings per preferred share
Distributed earnings	$6.33	$5.37	$26.93	$19.37
Undistributed earnings	—	—	—	—
	$6.33	$5.37	$26.93	$19.37

For the three and nine months ended April 30, 2005, 56,068,805 and 53,927,465 potentially dilutive securities were excluded from the computation of diluted earnings per common share as their effect was anti-dilutive. Of those amounts, 4,117,883 and 4,205,601 shares, respectively, related to stock-based compensation, 610,958 shares related to subordinated convertible notes in both periods, 127,281 shares related to stock appreciation rights in both periods and 51,212,683 and 48,983,625 shares, respectively, related to convertible preferred stock including common shares underlying accrued dividends thereon.

For the three and nine months ended April 30 2004, 50,398,180 and 47,631,454 potentially dilutive securities were excluded from the computation of diluted earnings per common share as their effect was anti-dilutive. Of those amounts, 3,546,592 and 2,819,117 shares, respectively, related to stock-based compensation and 46,851,588 and 44,812,337 shares, respectively, related to convertible preferred stock including common shares underlying accrued dividends thereon.

NOTE C—STOCK-BASED COMPENSATION

Effective July 31, 2003, the Company implemented a stock-based equity incentive plan (“the Plan”). The Company accounts for stock-based awards to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and it complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”).

Under APB 25, the Company recognizes compensation expense for the difference, if any, between the fair value of the Company’s shares and the exercise price on the grant date over the period during which an employee is required to provide services in order to earn (vest) in the award. The Company recognizes the difference between the fair value of the shares subject to an option and its exercise price as an increase to additional paid-in capital, with a corresponding increase to deferred stock compensation expense, which is recorded as a reduction of total stockholders’ equity. Non-cash stock compensation expense for the three and nine months ended April 30, 2005 and 2004 was comprised as follows:

	Three Months Ended April 30,		Nine Months Ended April 31,
	2005	2004	2005	2004
	(in millions)

Cost of support, services and other	$0.1	$0.1	$0.3	$0.3
Sales and marketing	0.9	0.8	2.5	2.4
Research and development	—	—	0.1	0.2
General and administrative	1.4	1.4	4.4	4.2
Stock compensation expense	$2.4	$2.3	$7.3	$7.1

The Company granted 7,639,064 stock options under the Plan to certain employees on July 31, 2003 with an exercise price of $2.06. These options were 58% vested at the date of grant. The fair value per common share was $6.34 as of July 31, 2003. Due to the transferability and termination provisions of these options, absent an IPO, the options essentially vest in full on December 31, 2006. Accordingly, the Company did not recognize compensation expense for options granted during fiscal 2003. On July 31, 2003, the Company recorded deferred stock-based compensation expense of approximately $32.5 million, the intrinsic value of the options granted on that date, as a component of stockholders’ equity. The intrinsic value is the difference between the fair value of the common stock at the date of grant and the exercise price of each individual stock option grant.  The fair value of the common stock issuable upon the exercise of options granted was determined by management.  A contemporaneous valuation by an unrelated valuation specialist was not obtained because, at the time of the issuance of these stock options, the Company’s efforts were focused on acquisition integration and operational matters.  Subsequently, during May 2004, the Company performed a retrospective valuation as of July 31, 2003 which validated the initial contemporaneous valuation. The Company will recognize expense on those option grants over the remaining vesting period on a straight-line basis as the options fully vest at the end of the service period for accounting purposes. See note K, “Recent Accounting Pronouncements” and note N, “Subsequent Event — Initial Public Offering.”

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in millions, except share and per share amounts)
Net income, as reported	$9.2	$2.0	$23.6	$15.7
Add: Stock-based employee compensation cost, net of related tax included in net income, as reported	1.5	1.4	4.5	4.4
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of taxes	(2.2)	(1.7)	(6.6)	(5.1)
Net income, pro forma	$8.5	$1.7	$21.5	$15.0
Distributed earnings	19.0	16.1	80.8	58.1
Undistributed loss, as reported	$(9.8)	$(14.1)	$(57.2)	$(42.4)
Undistributed loss, pro forma	$(10.5)	$(14.4)	$(59.3)	$(43.1)

Basic and diluted loss per common share:
As reported	$(2.05)	$(2.95)	$(11.95)	$(8.86)
Pro forma	$(2.19)	$(3.01)	$(12.39)	$(9.01)

Basic and diluted earnings per preferred share:
Distributed earnings, as reported and pro forma	$6.33	$5.37	$26.93	$19.37
Undistributed earnings, as reported and pro forma	—	—	—	—
	$6.33	$5.37	$26.93	$19.37

For purposes of calculating the compensation costs consistent with SFAS 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended April 30, 2004:  no volatility (zero) in either period, no expected dividend yield in either period, risk-free interest rate of 2.91% and 3.17%, respectively, and expected life of five years in both periods. The weighted average fair value of options granted in the three and nine months ended April 30, 2004 was $2.06 and $1.54, respectively. There were no stock option grants in the three and nine months ended April 30, 2005.  Options granted prior to June 4, 2004, the Company’s initial filing date for the initial public offering of common stock, used a “minimum value” for the fair value of options (volatility of zero), as permissible for a non-public entity.  The fair value of options granted after June 4, 2004 includes expected volatility as the Company meets the definition of a public entity for SFAS 123 purposes. For options granted on June 15, 2004, the fair value of the options granted was determined using an expected volatility of 81%, which was derived from a peer group of companies as the Company was not public at the time the options were granted and did not have historical volatility.

NOTE D— COMPREHENSIVE INCOME

The following table summarizes the changes in comprehensive income for the three and nine months ended April 30, 2005 and 2004 (unaudited):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in millions)
Net income	$9.2	$2.0	$23.6	$15.7
Comprehensive income, net of tax:
Foreign currency translation adjustments	(0.3)	4.9	(5.5)	(10.2)
Other comprehensive income (loss), net of tax	(0.3)	4.9	(5.5)	(10.2)
Comprehensive income, net of tax	$8.9	$6.9	$18.1	$5.5

NOTE E— EXE ACQUISITION

On December 19, 2003, the Company acquired supply chain provider EXE Technologies, Inc.  (“EXE”). Under the terms of the acquisition agreement, a subsidiary of SSA Global merged into EXE and all holders of EXE outstanding common stock received $7.10 per share in cash for a total acquisition price of approximately $52.8 million. The purpose of the acquisition was to enhance the existing supply chain product functionality within the Company’s portfolio of solutions.

The acquisition was accounted for using the purchase method of accounting, and accordingly, operating results for the nine months ended April 30, 2004 include approximately four months of results from EXE . The results of operations for EXE is included in the Company’s consolidated statements of income for the entire three months ended April 30, 2004 and the entire three and nine months ended April 30, 2005.

The following unaudited pro forma results of operations data for the nine months ended April 30, 2004 were prepared in accordance with SFAS 141 and assumes the EXE acquisition occurred on August 1, 2003:

Nine Months Ended April 30, 2004
(in millions, except per share amounts)

Total revenues	$488.5
Net income	9.1
Distributed earnings	(58.1)
Undistributed loss	$(49.0)
Basic and diluted loss per common share	$(10.24)
Basic and diluted earnings per preferred share:
Distributed earnings	$19.37
Undistributed earnings	—
$19.37

NOTE F—CAPITALIZED SOFTWARE COSTS AND ACQUIRED TECHNOLOGY

Capitalized software and acquired technology costs and accumulated amortization at April 30, 2005 and July 31, 2004 are as follows:

	April 30, 2005	July 31, 2004
	(in millions)
Total capitalized software and acquired technology costs	$56.6	$55.2
Less: Accumulated amortization	(29.1)	(17.0)
Capitalized software costs and acquired technology, net	$27.5	$38.2

Estimated amortization expense (in millions):
Three months ending July 31, 2005	$3.9
Fiscal year ending July 31, 2006	13.5
Fiscal year ending July 31, 2007	8.2
Fiscal year ending July 31, 2008	1.6
Fiscal year ending July 31, 2009	0.2
Fiscal year ending July 31, 2010 and thereafter	0.1

Amortization expense related to capitalized software costs and acquired technology was $4.0 million and $3.7 million for the three months ended April 30, 2005 and 2004, respectively, and was $13.1 million and $9.3 million for the three and nine months ended April 30, 2005 and 2004, respectively.

NOTE G—GOODWILL AND OTHER INTANGIBLE ASSETS

The following summarizes the carrying amounts of amortizable intangible assets as of April 30, 2005 and July 31, 2004 and related amortization expense:

	April 30, 2005
	Customer Lists	Patents
	(in millions)
Gross carrying amount	$161.5	$13.0
Less: Accumulated amortization	(45.2)	(4.4)
	$116.3	$8.6

Aggregate amortization expense:
Three months ended April 30, 2005	$6.4
Nine months ended April 30, 2005	19.2

Three months ended April 30, 2004	$5.9
Nine months ended April 30, 2004	17.3

	July 31, 2004
	Customer Lists	Patents
	(in millions)
Gross carrying amount	$161.3	$13.0
Less: Accumulated amortization	(28.1)	(2.3)
	$133.2	$10.7

Estimated amortization expense (in millions):
Three months ending July 31, 2005		$6.4
Fiscal year ending July 31, 2006		25.4
Fiscal year ending July 31, 2007		24.4
Fiscal year ending July 31, 2008		21.2
Fiscal year ending July 31, 2009		18.3
Fiscal year ending July 31, 2010 and thereafter		29.2

The changes in the carrying amount of goodwill for the nine months ended April 30, 2005 are as follows (in millions):

		Europe
		Middle East
	North	and Africa	Asia	Latin
	America	(EMEA)	Pacific	America	Total

Net balance, July 31, 2004	$186.3	$112.6	$23.4	$9.3	$331.6
Purchase price allocation adjustments — fiscal 2004 acquisitions	(0.1)	(0.3)	0.3	0.1	—
Working capital settlements	(2.9)	(0.8)	2.5	(1.4)	(2.6)
Deferred tax adjustments	(9.2)	(9.5)	(2.1)	(0.1)	(20.9)
Net balance, April 30, 2005	$174.1	$102.0	$24.1	$7.9	$308.1

NOTE H—RESTRUCTURING

In June 2004, in conjunction with the acquisition of the Marcam business division of Invensys Systems, Inc. and certain of its affiliates (“Marcam”), the Company recorded a restructuring cost of $5.7 million. The costs related to reducing headcount by approximately 47 employees and eliminating costs associated with certain office space.  This cost was recorded as a component of goodwill. The following table summarizes the components of the restructuring accrual for the nine months ended April 30, 2005:

	Balance at July 31, 2004	Payments	Adjustments	Balance at April 30, 2005
	(in millions)
Severance and benefits	$2.3	$(1.5)	$—	$0.8
Office space	2.7	(2.5)	0.1	0.3
	$5.0	$(4.0)	$0.1	$1.1

These charges are expected to be paid or settled by July 31, 2005.

The Company recorded original restructuring costs of $11.3 million and a subsequent adjustment of $2.3 million in conjunction with the acquisition of EXE. The restructuring was done in order to eliminate duplicate facilities caused by the acquisition and costs to terminate certain contractual commitments. This cost was recorded as a component of the EXE goodwill balance. The following table summarizes the components of this restructuring accrual for the nine months ended April 30, 2005:

	Balance at July 31, 2004	Payments	Adjustments	Balance at April 30, 2005
	(in millions)
Office space	$1.3	$(0.4)	$(0.8)	$0.1
Contractual commitments	0.6	(0.1)	(0.1)	0.4
	$1.9	$(0.5)	$(0.9)	$0.5

The Company has accrued for or settled its remaining liabilities as of April 30, 2005.

The Company’s management approved restructuring plans in fiscal 2004 and 2005 to reduce the Company’s operating expenses. Restructuring charges of $3.1 million were recorded in fiscal 2004, with $0.2 million recorded in the first quarter, $1.1 million in the second quarter, $0.1 million in the third quarter and $1.7 million in the fourth quarter. Restructuring charges of $0.8 million were recorded in the three and nine months ended April 30, 2005. The office space charge relates to the remaining lease obligation for former Chicago headquarters office space. The following table summarizes the components of this restructuring accrual for the nine months ended April 30, 2005:

	Balance at July 31, 2004	Restructuring Charge	Payments	Balance at April 30, 2005
	(in millions)
Severance and benefits	$1.7	$0.4	$(1.0)	$1.1
Office space	—	0.4	—	0.4
	$1.7	$0.8	$(1.0)	$1.5

The remainder of these charges is expected to be paid or settled by April 2006.

In July 2003, in conjunction with the acquisition of Baan U.S.A., Inc., Baan U.K., Ltd. and Baan Global B.V. (“Baan”) from Invensys Systems, Inc., the Company recorded restructuring costs of $48.6 million, after adjustment. The charge included costs for the termination of approximately 800 employees, the shut down of facilities worldwide and costs to terminate certain contractual commitments and was recorded as a component of the Baan goodwill balance. For the three and nine months ended April 30, 2005, the office space and contractual commitments accrual adjustments include actual settlements for less than the amount previously accrued, of which $0.8 million and $2.2 million, respectively, were reflected as a restructuring benefit in the condensed consolidated statement of income. Foreign exchange differences affected all accrual adjustment lines. The following table summarizes the components of this restructuring accrual for the nine months ended April 30, 2005:

	Balance at July 31, 2004	Payments	Adjustments	Balance at April 30, 2005
	(in millions)
Severance and benefits	$5.7	$(5.2)	$0.2	$0.7
Office space	2.3	(0.7)	(1.3)	0.3
Contractual commitments	1.7	(0.9)	(0.3)	0.5
	$9.7	$(6.8)	$(1.4)	$1.5

The Company has accrued for or settled its remaining liabilities at April 30, 2005.

NOTE I—ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities are comprised of the following as of April 30, 2005 and July 31, 2004:

	April 30, 2005	July 31, 2004
	(in millions)
Accounts payable	$30.3	$35.3
Accrued expenses	60.5	64.3
Other accrued liabilities	16.9	33.2
	$107.7	$132.8

NOTE J—GEOGRAPHIC SEGMENTS AND ACQUIRED COMPANY INFORMATION

The Company’s chief operating decision maker is its President and CEO. While the President and CEO is apprised of a variety of financial metrics and information, the Company is principally managed on a geographic basis in terms of revenue and segment profit performance. The Company’s four geographic business segments are: North America, which consists of the United States and Canada, Europe, Middle East and Africa (EMEA), Asia Pacific, which consists of Asia, the Pacific Rim and Japan, and Latin America, which consists of Mexico and Central and South America. Each segment derives its revenue from licensing enterprise application software and through providing support and services to customers. Assets are not identified with geographic segments, except for long-lived tangible assets managed within each region, because the President and CEO does not evaluate that information to make resource allocation decisions.

Revenues are defined as revenues generated from unaffiliated customers and are based on the country in which billing originates. The segment profit reported for the geographic segments is computed by subtracting direct costs incurred by the geographic segment from segment revenue. These costs include cost of license fees, cost of support, services and other revenue, cost of direct sales and marketing as well as local costs for research and development and general and administrative functions. Corporate costs include overhead costs and global marketing and research and development costs that are not included in the segment profit measure.

Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

The following tables present summary operating information by geographic segment for the three months ended April 30, 2005 and 2004:

	Three Months Ended April 30, 2005
	North America	Europe, Middle East and Africa (EMEA)	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$79.4	$73.1	$20.0	$7.9	$180.4
Segment profit	37.7	12.8	2.1	0.2	52.8
Corporate expenses					(19.4)
Depreciation, amortization and stock option amortization					(14.9)
Consolidated operating income					$18.5

	Three Months Ended April 30, 2004
	North America	Europe, Middle East and Africa (EMEA)	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$69.3	$63.1	$22.8	$9.3	$164.5
Segment profit	33.4	11.3	4.5	2.9	52.1
Corporate expenses					(27.1)
Depreciation, amortization and stock option amortization					(13.8)
Consolidated operating income					$11.2

The following tables present summary operating information by geographic segment for the nine months ended April 30, 2005 and 2004:

	Nine Months Ended April 30, 2005
	North America	Europe, Middle East and Africa (EMEA)	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$228.4	$210.2	$62.1	$24.2	$524.9
Segment profit	109.6	38.1	8.7	1.5	157.9
Corporate expenses					(63.7)
Depreciation, amortization and stock option amortization					(45.0)
Consolidated operating income					$49.2

	Nine Months Ended April 30, 2004
	North America	Europe, Middle East and Africa (EMEA)	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$196.9	$177.0	$60.9	$27.4	$462.2
Segment profit	92.5	31.1	9.9	7.7	141.2
Corporate expenses					(62.3)
Depreciation, amortization and stock option amortization					(38.8)
Consolidated operating income					$40.1

Revenue attributable to the United States was $74.1 million and $64.4 million for the three months ended April 30, 2005 and 2004, respectively, and $212.5 million and $184.4 million for the nine months ended April 30, 2005 and 2004, respectively.

Under the enterprise-wide disclosure requirements of SFAS 131, total revenues by acquired company are as follows for three and nine months ended April 30, 2005 and 2004:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in millions)
Revenues by acquired company
SSA Core (1)	$155.8	$146.3	$451.4	$434.0
Fiscal 2004 acquisitions	24.6	18.2	73.5	28.2
Total revenues	$180.4	$164.5	$524.9	$462.2

(1) Product lines owned for the entire fiscal 2004 and 2005 periods.

Selected financial results for each acquisition are tracked for a complete year following the year of acquisition.

Under the enterprise-wide disclosure requirements of SFAS 131, total long-lived tangible assets by major geographic region reflect the long-lived tangible assets managed within each region. Total long-lived tangible assets by major geographic region are as follows as of April 30, 2005 and July 31, 2004 (in millions):

	April 30, 2005	July 31, 2004
	(in millions)
Long-lived tangible assets
United States	$9.5	$6.8
Canada	0.2	0.1
Total North America	9.7	6.9
Europe, Middle East and Africa (EMEA)	5.5	3.8
Asia–Pacific	2.2	2.4
Latin America	1.3	1.1
Total long-lived tangible assets	$18.7	$14.2

No single customer accounted for 10% or more of the consolidated revenues of the Company in the three and nine months ended April 30, 2005 and 2004.

NOTE K—RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, in its consensus on Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” (“EITF 03-6”), the Emerging Issues Task Force (“EITF”) expanded the notion of participation rights in calculating basic earnings per share from previous practice. EITF 03-6 does not focus on a security holder’s contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation. Instead, it defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period, even if those earnings would not actually be distributed from an economic or practical perspective and even if the company has legal or contractual limitations on its ability to pay dividends.

Under EITF 03-6, all securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible, or potential common stock securities, will be considered for inclusion in the computation of basic earnings per share using the two-class method. The application of the two-class method does not have an impact on the diluted earnings per share calculation because diluted earnings per share is required to be calculated using the if-converted method prescribed by EITF 03-6. The Company has adopted EITF 03-6 and has presented earnings per share under the two-class method for all earnings per share calculations presented throughout its consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement is a revision of FASB Statement No. 123 “Accounting for Stock Based Compensation”. In addition, this statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The revised SFAS No. 123 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The revised SFAS No. 123 focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost of employee services is recognized over the period during which an employee is required to provide service in exchange for the award. The fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after a grant date for the benefit of an employee, incremental compensation cost is required to be recognized.

The revised SFAS No. 123 is effective for the Company for periods beginning after June 15, 2005. The cumulative effect of initially applying the statement, if any, will be recognized as of the required effective date.

The Company is currently evaluating the impact of this pronouncement on its consolidated financial position and results of operations. These amounts will change in the future if additional stock option grants are made in these and subsequent periods. The Company estimates that it would record the following stock-based compensation expense under SFAS 123(R) using the Black-Scholes option-pricing method based on past option grants and grants that occurred concurrent with the initial public offering of our common stock:

Estimated
Stock-Based
Compensation
Expense
(in millions)
Fiscal year ending July 31, 2006	$12.0
Fiscal year ending July 31, 2007	9.5
Fiscal year ending July 31, 2008	6.9
Fiscal year ending July 31, 2009	3.0
Total estimated stock-based compensation expense over remaining vesting period	$31.4

Upon adoption of SFAS 123(R), the Company would eliminate deferred stock compensation currently included in stockholders’ equity and no longer record the associated non-cash stock compensation expense, which was $9.4 million in fiscal 2004.

See note C, “Stock-Based Compensation,” for pro forma disclosures regarding the effect on net income and income per share if the Company applied the fair value recognition provisions of SFAS No. 123. Depending on the stock-option valuation method adopted by the Company and other modifications to the calculation of stock-based compensation expense upon the adoption of SFAS 123(R), the pro forma disclosure in note C may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

NOTE L—OTHER FINANCIAL INFORMATION

Supplemental disclosures of cash flow information follow:

	Nine Months Ended April 30,
	2005	2004
	(in millions)
Cash paid during the period for:
Interest—related parties	$6.1	$4.8
Interest—other	0.8	0.3
Taxes	1.7	1.6
Non-cash investing and financing activities:
Preferred stock dividends	$23.3	$21.3
Preferred stock dividends in excess of stated amount	32.5	36.8
Leases settled by issuance of promissory notes	—	5.8

NOTE M—COMMITMENTS AND CONTINGENCIES

Certain of the Company’s Baan subsidiaries are party to certain labor and product liability litigation, substantially all of which was commenced prior to acquisition. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has accrued $13.8 million as of April 30, 2005 for the litigation in respect of which the Company believes a loss is probable and reasonably estimable. The Company believes it has good defenses in connection with many of these claims and intends to vigorously contest such claims or seek to reach settlements to the extent appropriate. The Company believes the reserve amount is sufficient for the ultimate resolution of all current Baan-related litigation. There can be no assurance that this will be the case.

On February 27, 2004, Peavey Electronics Corporation (“Peavey”), filed a complaint in the Circuit Court of Lauderdale County, Mississippi against Baan U.S.A., Inc., or Baan USA. The complaint includes claims that Baan USA breached its warranties and obligations under the software license and support agreement and the professional services agreement entered into by the parties. In addition, the complaint includes claims of fraud, fraudulent misrepresentation and negligent misrepresentation against Baan USA. These claims are based on allegations by Peavey of defects and deficiencies in, and failed implementation of, Baan USA’s software. Peavey’s complaint asserts losses of $28.5 million, which Peavey claims is the amount spent by Peavey on the software and implementation, including license and consulting fees, and seeks punitive damages, in an unspecified amount, interest and attorneys’ fees. On April 1, 2004, Baan USA filed a motion to dismiss Peavey’s complaint, which the court granted in part, as well as an answer to the complaint claiming a number of defenses. The Company has evidence that, in its view, suggests that there were no defects or deficiencies in the software and consulting services provided to Peavey from Baan USA which could have caused the damages alleged by Peavey, and the Company believes that any such damages were caused by actions taken by Peavey to alter the Baan USA software. In addition, the Company believes many of the claims alleged by Peavey are subject to a statute of limitations defense.  Accordingly, the Company believes Baan USA has meritorious defenses in connection with the claims alleged by Peavey and intends to vigorously contest such claims. The Company has not recorded any reserves associated with this case.

On February 11, 2005, Macrovision Corporation (“Macrovision”) filed a complaint in the United States District Court Northern District of California against the Company and Baan USA alleging infringement of a patent owned by Macrovision. On May 16, 2005, after discussion and correspondence between the respective parties and their attorneys regarding the alleged patent infringement, Macrovision voluntarily dismissed its complaint.

On June 30, 2005, Fuji Electric Holdings and Fuji Electric Systems (collectively “Fuji”) initiated litigation against Baan Japan Co LTD. (“Baan Japan”), a Company subsidiary located in Japan.  The complaint alleges breach by Baan Japan of certain contract commitments set forth in a Software License Agreement, dated September 2002, and related documents (collectively “Agreements”); which Agreements provide Fuji with a right and license to use Baan products and to resell licenses to unrelated third parties.  Fuji seeks the return of most, if not all, of the fees previously paid to Baan

Japan, approximating $5.0 million.  Fuji is also seeking a declaratory judgment order indicating that the outstanding balance, approximating an additional $5.0 million, should not be paid.  Although we are still evaluating the claims alleged by Fuji, we believe that we have meritorious defenses against such claims and demands, including Fuji’s request for declaratory judgment, and intend to vigorously contest them.

The Company is and may from time to time in the future become subject to certain other legal proceedings and claims which arise in the normal course of business. These routine litigation matters are settled or defended, depending on the circumstances of each claim. While any legal proceeding has elements of uncertainty, the Company does not believe, based on historical experience and current facts, that the amount of any liability incurred in connection with these types of claims would have a material effect on the Company’s financial condition or on the results of the Company’s operations.

NOTE N — SUBSEQUENT EVENT — INTIAL PUBLIC OFFERING

 On May 26, 2005, the Company sold 9,000,000 shares of common stock at $11.00 per common share in an initial public offering.  The net proceeds of $86.4 million (gross proceeds of $99.0 million less expenses of the offering) were used to repay $81.2 million of the principal amount owed under the promissory notes issued on July 18, 2003 to Madeleine L.L.C., an affiliate of Cerberus, and investment entities affiliated with General Atlantic, both stockholders of the Company, in the aggregate principal amount of $130.1 million. The remaining $5.2 million was retained for general working capital purposes. Investment entities affiliated with General Atlantic acquired 1,400,000 shares of the 9,000,000 shares of common stock offered at $11.00 per share. On June 16, 2005, the underwriters of the IPO exercised the over-allotment option to purchase 1,350,000 shares of common stock at the IPO price of $11.00 per share.  The net proceeds of $13.8 million (gross proceeds of $14.8 million less underwriting discount of $1.0 million) will be retained for general working capital purposes.

Upon the consummation of the IPO, the following transactions also became effective:

•                  Outstanding preferred stock converted into approximately 52.75 million shares of common stock.

•                  Conversion of manditorily redeemable stock appreciation rights into 127,281 shares of common stock.

•                  Modification of the terms of the remaining debt owed to Cerberus and General Atlantic of approximately $151.8 million to provide for an interest rate of average three-month LIBOR plus 2.75%, a three year term and a senior unsecured ranking.

•                  Amendment of our CEO’s employment agreement to eliminate his right to receive a deferred bonus payment in exchange for a one-time payment of $957,170.

•                  Payment of special bonuses to senior management of $5.5 million (including $2.2 million to our CEO).

•                  Approximately 2.0 million stock options were granted to employees of the Company at $11.00 per share.

The Company has provided pro forma balance sheet information as of April 30, 2005 to reflect the consummation of the IPO and exercise of the over-allotment option and the application of the proceeds there from and the following other changes in capitalization that occurred as a result of the IPO:

•                  Effect of the conversion of convertible preferred shares into 43,500,000 common shares that would occur in the consolidated balance sheet as of April 30, 2005 if the IPO had been completed as of that date. As of April 30, 2005, the conversion of all accrued, but unpaid dividends on the convertible preferred stock outstanding would have resulted in 8,864,967 additional shares of common stock.

•                  Impact of the stock option expense created due to the termination of the transferability and termination provisions included in the option agreements as a result of the IPO (See note C).

•                  Conversion of the mandatorily redeemable stock appreciation rights into common stock as a result of the IPO.

•                  Reclassification of put warrants to stockholders’ equity as a result of the IPO.

•                  Effect of the amendment to our CEO’s employment agreement to eliminate his right to receive a deferred bonus payment in exchange for a one-time payment of $957,170 and the payment of special bonuses amounting to $5.5 million to senior management.

The following table summarizes the pro forma effect of these transactions on the consolidated balance sheet as of April 30, 2005:

					Stock
					Appreciation
	Histoprical	Preferred		Initial	Rights	Pro forma
	April 30,	Stock	Compensation	Public	and Put	April 30,
	2005	Conversion	Arrangements	Offering	Warrants	2005
	(in millions)
Cash	$128.9	$—	$(6.5)	$19.0	$—	$141.4
Other current assets	221.1	—	—	—	—	221.1
Total current assets	350.0	—	(6.5)	19.0	—	362.5
Deferred tax assets	5.1	—	2.9	—	—	8.0
Other non-current assets	486.5	—	—	—	—	486.5
Total assets	$841.6	$—	$(3.6)	$19.0	$—	$857.0

Current liabilites, excluding current debt	$392.4	$—	$(7.7)	$—	$—	$384.7
Current portion - long-term debt	2.0	—	—	—	—	2.0
Total current liabilites	394.4	—	(7.7)	—	—	386.7
Long-term debt — related parties	229.2	—	—	(81.2)	—	148.0
Long-term debt — other	15.3	—	—	—	(2.4)	12.9
Other long-term obligations	51.9	—	—	—	(0.3)	51.6
Total liabilities	690.8	—	(7.7)	(81.2)	(2.7)	599.2
Common stock	—	0.6	—	0.1	—	0.7
Preferred stock	—	—	—	—	—	—
Additional paid-in capital	322.0	(0.6)	—	100.1	2.7	424.2
Deferrred stock compensation	(15.9)	—	8.6	—	—	(7.3)
Accumulated deficit	(135.6)	—	(4.5)	—	—	(140.1)
Accumulated other comprehensive loss	(19.7)	—	—	—	—	(19.7)
Total stockholders’ equity	150.8	—	4.1	100.2	2.7	257.8
Total liabilities and stockholders’ equity	$841.6	$—	$(3.6)	$19.0	$—	$857.0

The following tables summarize the pro forma effect of these transactions on the consolidated statements of operations for the three and nine months ended April 30, 2005 and 2004.

The “Adjustments for Conversion of Preferred Shares” column reflects the conversion of preferred stock into common stock and the elimination of dividends on preferred stock.

The “Adjustments for the Debt Modification” column reflects the effects of the modification of the terms of approximately $151.8 million of related – party indebtedness to provide for an interest rate of average three-month LIBOR plus 2.75%, a three-year term and a senior unsecured ranking. The adjustments reflect the reduction of interest expense, net of tax, as a result of the modification of related party debt upon the consummation of the IPO.

 The “Adjustments for the Offering Transactions” column reflects the issuance of shares in the initial public offering and exercise of the over-allotment option and the reduction of interest expense, net of tax, related to the use of approximately $81.2 million of the net proceeds to repay certain related- party indebtedness.

	Three Months Ended April 30, 2005
	SSA Global Historical	Adjustments for the Conversion of Preferred Shares	Adjustments for the Debt Modification	Adjustments for the Offering Transactions	Pro Forma Consolidated
	(in millions, except per share amounts)
Net income	$9.2	$—	$0.4	$0.7	$10.3
Preferred stock dividends	7.9	(7.9)	—	—	—
Preferred stock dividends in excess of stated amount	11.1	(11.1)	—	—	—
Net income (loss) to common shareholders	$(9.8)	$19.0	$0.4	$0.7	$10.3

Earnings (loss) per common share:
Basic	$(2.05)				$0.16
Diluted	$(2.05)				$0.14

Basic and diluted earnings per preferred share:
Distributed earnings	$6.33
Undistributed earnings	—
	$6.33

Weighted average common Share
Basic	4.785	51.213		10.350	66.348
Diluted	4.785	56.069		10.350	71.204
Weighted average preferred shares:
Basic and diluted	3.000	(3.000)		—	—

	Three Months Ended April 30, 2004
	SSA Global Historical	Adjustments for the Conversion of Preferred Shares	Adjustments for the Debt Modification	Adjustments for the Offering Transactions	Pro Forma Consolidated
	(in millions, except per share amounts)
Net income	$2.0	$—	$0.6	$0.5	$3.1
Preferred stock dividends	7.3	(7.3)	—	—	—
Preferred stock dividends in excess of stated amount	8.8	(8.8)	—	—	—
Net income (loss) to common shareholders	$(14.1)	$16.1	$0.6	$0.5	$3.1

Earnings (loss) per common share:
Basic	$(2.95)				$0.05
Diluted	$(2.95)				$0.05

Basic and diluted earnings per preferred share:
Distributed earnings	$5.37
Undistributed earnings	—
	$5.37

Weighted average common shares:
Basic	4.785	46.852		10.350	61.987
Diluted	4.785	50.398		10.350	65.533
Weighted average preferred shares:
Basic and diluted	3.000	(3.000)		—	—

	Nine Months Ended April 30, 2005
	SSA Global Historical	Adjustments for the Conversion of Preferred Shares	Adjustments for the Debt Modification	Adjustments for the Offering Transactions	Pro Forma Consolidated
	(in millions, except per share amounts)
Net income	$23.6	$—	$1.3	$1.9	$26.8
Preferred stock dividends	23.3	(23.3)	—	—	—
Preferred stock dividends in excess of stated amount	32.5	(32.5)	—	—	—
Cash dividend paid to preferred stockholders	25.0	(25.0)	—	—	—
Net income (loss) to common shareholders	$(57.2)	$80.8	$1.3	$1.9	$26.8

Earnings (loss) per common share:
Basic	$(11.95)				$0.42
Diluted	$(11.95)				$0.39

Basic and diluted earnings per preferred share:
Distributed earnings	$26.93
Undistributed earnings	—
	$26.93

Weighted average common shares:
Basic	4.785	48.984		10.350	64.119
Diluted	4.785	53.927		10.350	69.062
Weighted average preferred shares:
Basic and diluted	3.000	(3.000)		—	—

	Nine Months Ended April 30, 2004
	SSA Global Historical	Adjustments for the Conversion of Preferred Shares	Adjustments for the Debt Modification	Adjustments for the Offering Transactions	Pro Forma Consolidated
	(in millions, except per share amounts)
Net income	$15.7	$—	$1.6	$1.5	$18.8
Preferred stock dividends	21.3	(21.3)	—	—	—
Preferred stock dividends in excess of stated amount	36.8	(36.8)	—	—	—
Net income (loss) to common shareholders	$(42.4)	$58.1	$1.6	$1.5	$18.8

Earnings (loss) per common share:
Basic	$(8.86)				$0.31
Diluted	$(8.86)				$0.30

Basic and diluted earnings per preferred share:
Distributed earnings	$19.37
Undistributed earnings	—
	$19.37

Weighted average common shares:
Basic	4.785	44.812		10.350	59.947
Diluted	4.785	47.631		10.350	62.766
Weighted average preferred shares:
Basic and diluted	3.000	(3.000)		—	—

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Language Concerning Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements”.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result,” or words or phrases with similar meaning.  All of these forward-looking statements are based on estimates and assumptions made by our management that, although we believe to be reasonable, are inherently uncertain.   Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements.  We operate in a changing environment in which new risks can emerge from time to time.  It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements.  Factors you should consider that could cause these differences include, among other things:

•                  General economic and business conditions, including exchange rate fluctuations in the United States and abroad;

•                  Our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•                  Our ability to maintain effective internal control over financial reporting;

•                  Our ability to attract and retain personnel, including key personnel;

•                  Our success in developing and introducing new services and products;

•                  Competition in the software industry, as it relates to both our existing and potential new customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with all of the consolidated historical financial statements and the notes thereto included in the notes to our audited financial statements for the three fiscal year periods ended July 31, 2004, which are included in our Registration Statement on Form S-1, as amended on May 25, 2005. Also, see “Selected Consolidated Historical Financial Data” and “Unaudited Pro Forma Consolidated Financial Statements” included in our Registration Statement on Form S-1, as amended, on May 25, 2005. This discussion contains forward-looking statements. Please see “Cautionary Statement Concerning Forward-Looking Statements for a discussion of certain of the uncertainties, risks, and assumptions associated with these statements. References to fiscal 2004 and 2005 are to the twelve months ending July 31, 2004 and 2005, respectively. Except as otherwise indicated herein, or as the context may otherwise require, the words “we,” “our,” “us,” “SSA,” “SSA Global” and the “Company” refer to SSA Global Technologies, Inc. and its consolidated subsidiaries.

Overview

Company Background

We are a leading global provider of enterprise software applications and related services. Our products and services are designed to help customers increase operating efficiency and productivity by automating key business processes, improving collaboration among their customers, suppliers, employees and other partners, and facilitating analysis of business trends. Our enterprise software applications are designed to improve various core enterprise resource planning (“ERP”) functions, including accounting, human resource, inventory management, manufacturing, payroll and purchase and sales processing. We also provide applications that are integrated extensions to our core ERP products, including corporate performance, customer relationship, product lifecycle, supplier relationship and supply chain management products. We sell our products to companies in a wide range of industries, including discrete and process manufacturing, retail, financial services, healthcare and hospitality and gaming, providing these industries with functionality that addresses their unique business requirements. We also provide after-market maintenance and professional services. As of April 30, 2005, our products were used by approximately 13,400 customers. Headquartered in Chicago, Illinois, as of April 30, 2005, we employed 3,619 people in over 60 locations worldwide.

Operating Environment and Impact on our Industry and Business Strategy

Economic Conditions and Industry Environment

Our operating performance for any time period is impacted by global macroeconomic trends. Beginning in calendar 2001 and through the first half of calendar 2003, global economic conditions, especially in the United States and Europe, contracted and then stabilized. During the second half of calendar 2003 through the first half of calendar 2005, economic conditions have improved with improvements in US gross domestic product and some employment gains. The economic conditions from 2001 through the first half of 2003 coupled with uncertainties associated with global terrorism and hostilities led to a challenging business environment for most businesses, including enterprise application software vendors.

As a result of these economic challenges and a maturing of the enterprise software market in general, we believe enterprise software preferences are undergoing a shift to lower cost, modular, single-vendor solutions that can be installed quickly and demonstrate a compelling return on investment.

Based on our research, we estimate that the portion of the enterprise software application market addressed by our products will increase from $56.3 billion in 2004 to $79.5 billion by 2008, representing an estimated compound annual market growth rate of 9%.

Impact of Economic Conditions on Our Business Strategy

The recent challenging economic conditions have made it difficult for smaller, niche software vendors to thrive and achieve or maintain profitable, cash flow positive businesses. We believe that many smaller enterprise software vendors with quality products and customer relationships have less certain futures as compared to larger, full suite software vendors. In part, this has led to lower valuations for some of these vendors and has created an opportunity for us as we selectively pursue strategic acquisitions to enhance our product lines and customer base at favorable prices. Our acquisitions of the interBiz division of Computer Associates International, Inc. (“interBiz”), Infinium Software, Inc. (“Infinium”), Ironside Technologies, Inc. (“Ironside”) and EXE are examples of this. We believe that similar acquisition opportunities may present themselves in the future.

In addition, recent enterprise software pricing trends have fluctuated between stable to declining, which can bring the price of enterprise software within reach of mid-market customers, our largest target market.

Impact of Economic Conditions on Our Operations

The general economic conditions from 2001 to date have resulted in corporations being more cautious and deliberate than in prior years in establishing and executing on information technology capital spending budgets, which includes spending on enterprise application software initiatives. While we have not been immune to this impact, the productivity of our sales force and other revenue-related personnel has either improved or remained stable during this time period. Even though there has been a general improvement in market conditions and the capital spending environment in calendar 2004 and into 2005, we may not be able to sustain our performance if economic conditions deteriorate in the future.

Acquisitions – Fiscal 2004

•                  On December 19, 2003 we acquired supply chain provider EXE, for an aggregate purchase price of approximately $52.8 million. EXE had approximately $73.7 million in revenues in its last fiscal year preceding the acquisition. EXE was formed in 1997 following the acquisition of Dallas Systems Corporation founded in 1980 by Neptune Systems, Inc. EXE developed software for supply chain processes, including warehouse management, fulfillment, collaboration, inventory management and supply network execution. The purpose of this acquisition was to enhance our existing supply chain product line within our portfolio of solutions.

•                  On June 4, 2004, we purchased substantially all of the assets of Arzoon, Inc. and its subsidiaries, (“Arzoon”), for an aggregate purchase price of $14.0 million. Of the $14.0 million, $2.0 million was paid in cash and the remainder was paid by delivering notes convertible into our common stock to Arzoon and certain investors in Arzoon. Arzoon provided integrated logistics and global trade management technology to its customers.

•                  On June 30, 2004, we purchased Marcam for $19.4 million in cash, subject to a working capital adjustment. Marcam offered operational-level solutions designed for process manufacturers.

We refer to our acquisitions of EXE, Arzoon and Marcam collectively as the “fiscal 2004 acquisitions.” References to our “core product lines” do not take into account the changes to our business as a result of the fiscal 2004 acquisitions. References to our “core product lines” refer to our product lines owned during the entire fiscal 2004 and 2005 periods. Operating results for the nine months ended April 30, 2004 include approximately four months of results from EXE, while operating results for the nine months ended April 30, 2005 include the results for the fiscal 2004 acquisitions for the entire period.

As a key part of our growth strategy, we continuously evaluate acquisition opportunities and from time to time enter into non-binding letters of intent with potential acquisition targets.

Components of Statements of Operations

Revenues.    Revenues consist of license fees, support and services revenue and other revenues. License fees revenues include revenues from licensing of our software products and third-party software products. Support revenues consist of revenues from maintaining, supporting and providing periodic unspecified upgrades. Services and other revenues include revenues from consulting and education services, hardware and reimbursed expenses.

We recognize revenues in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” and other authoritative accounting literature. For software license agreements that do not require significant modifications or customization of the software, we recognize license fees revenues when:

•                  persuasive evidence of an agreement exists (it is our practice to enter into written contracts and to only recognize revenues on such contracts after they have been signed by all parties and become effective);

•                  delivery or performance has occurred (delivery is usually deemed to have occurred on the date the product is shipped, unless the terms of the contract provide otherwise);

•                  the fee is fixed or determinable (a fee is fixed or determinable when it is required to be paid at a set amount within twelve months of the agreement date and not subject to refund or adjustment); and

•                  collection is probable (probability of collection is assessed based on the creditworthiness of the customer).

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 supersedes Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements. We typically enter into multiple element arrangements, which include both license and support arrangements. Revenues are allocated to each element based upon its fair value as determined by vendor-specific objective evidence. Vendor-specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing when those products and services are sold separately, and for support by the renewal rate offered to the customer for perpetual licenses. We allocate revenues to the perpetual license element of the arrangement using the residual value method. This method requires us to defer revenues from the total fees associated with the arrangement in an amount equal to the fair value of the elements of the arrangement that has not been delivered (support). Under the residual method, the remaining portion of the fee is allocated to the delivered element (perpetual license), which is recognized as revenue. We provide consulting and education services, which are separately priced and are generally not essential to the functionality of our software products. We recognize revenues for consulting or education services as services are performed. When we provide services deemed to be essential to the functionality of the software products licensed or when the licensed software requires significant production, modification or customization, we recognize revenues on a percentage-of-completion basis in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” In these cases, software license revenues are deferred and recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

Effective August 1, 2003, in light of changes in our customer contracting trends and the acquisition of substantial businesses, we were no longer able to establish vendor-specific objective evidence of fair value for perpetual software license fees. Accordingly, we began using the residual method of revenue recognition for multiple element arrangements, including perpetual license contracts. The residual method for multiple element arrangements requires vendor-specific objective evidence for only the undelivered elements of the contract.

We provide term licenses to a small percentage of our customers. The length of multi-year term licenses ranges from two to five years.

Prior to August 1, 2003, we were able to determine the vendor-specific objective evidence of fair value of maintenance on multi-element, multi-year term license contracts. Accordingly, we recognized revenues for multi-year term licenses according to the residual method.

Effective August 1, 2003, we implemented a policy under which multi-year term licenses are to be sold with a maintenance period equaling the term of the license. As a consequence, we determined that we would no longer be providing sufficient separate annual maintenance renewals to our customers for multi-year term contracts and, therefore, would not have vendor-specific objective evidence of the fair value of maintenance. Accordingly, effective August 1, 2003, we began recognizing the full value of the multi-element, multi-year term license contracts on a ratable basis over the length of the contract.

Cost of revenues.    Cost of revenues consists of cost of license fees revenues and cost of support, services and other revenues.

•                  The principal components of cost of license fees are commissions paid to resellers, amortization of capitalized software costs and acquired technology, royalties paid to third party software vendors and warranty costs.

•                  The principal components of cost of support, services and other revenues are salaries paid to our customer support personnel and professional services personnel, amounts paid for contracted professional services personnel and third party resellers and royalties paid to third party software vendors.

Operating expenses.    Operating expenses consist principally of:

•                  Sales and marketing expenses, which include salaries, commissions and other direct employment costs of our sales, marketing and pre-sales professionals, as well as other marketing costs, which include advertising, trade shows and production of sales materials.

•                  Research and development costs, which consist primarily of salaries, other direct employment expenses and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation.

•                  General and administrative costs, which include salaries and other direct employment expenses of our administrative and management employees, as well as legal and accounting fees, consulting fees and bad debt expense.

•                  Amortization of intangible assets that we acquired, such as customer lists and patents.

•                  Restructuring charges consist of severance-related costs and related benefits for involuntarily terminated employees, costs of office and facilities closures and contract terminations.

Other income (expense).    Historically, other income (expense) has consisted primarily of interest expense related to our promissory notes, subordinated loans and other indebtedness. Also included are miscellaneous non-operating gains and losses, gains and losses on foreign currency transactions and interest income. Our international sales are predominately invoiced and paid in foreign currencies and accounted for on a local functional currency basis. Our consolidated revenues and expenses are affected by the fluctuation of foreign currencies in relation to the U.S. dollar. See ”Quantitative and Qualitative Disclosure About Market Risk.”

Summary of Operating Results and Financial Metrics

We use a number of financial metrics to evaluate our operations and establish financial performance targets. We focus on:

•                  revenue mix, which consists of contributions from our core product lines and acquisitions to each of our three sources of revenues, license fees revenues, support revenues and services and other revenues as a percentage of total revenues;

•                  percentage of revenues for functional expense categories such as sales and marketing, research and development and general and administrative costs;

•                  workforce productivity measures such as revenues and expenses per employee and ratios thereof; and

•                  customer contracting metrics such as average selling price of our software and annual customer support renewal rates. We have provided a summary of these and other key financial and operational metrics as supplementary information to help you assess our performance.

Our operating results for the three months ended April 30, 2004 included results for the EXE acquisition for the entire period. Our operating results for the three months ended April 30, 2005 included results for each of our fiscal 2004 acquisitions (EXE, Arzoon and Marcam) for the entire period. Our operating results for the nine months ended April 30, 2004 included results for the EXE acquisition for approximately four months. Our operating results for the nine months ended April 30, 2005 included results for each of our fiscal 2004 acquisitions (EXE, Arzoon and Marcam) for the entire period. References to our “core product lines” refer to the product lines owned during the entire fiscal 2004 and 2005 periods.

	Three Months Ended April 30, 2004	% of Total Revenue	Three Months Ended April 30, 2005	% of Total Revenue	Nine Months Ended April 30, 2004	% of Total Revenue	Nine Months Ended April 30, 2005	% of Total Revenue
	(Dollars in millions)
Revenues
Fiscal 2004 acquisitions	$18.2	11%	$24.6	14%	$28.2	6%	$73.5	14%
Core product lines	146.3	89%	155.8	86%	434.0	94%	451.4	86%
Total revenues	$164.5	100%	$180.4	100%	$462.2	100%	$524.9	100%

Operating Expenses
Depreciation, amortization and non-cash stock option expense (1)	$13.7	8%	$14.9	8%	$38.7	8%	$45.0	9%
All other operating expenses (1)	139.6	85%	147.0	82%	383.4	83%	430.7	82%
Total operating expenses	$153.3	93%	$161.9	90%	$422.1	91%	$475.7	91%

Employee Headcount & Productivity
Total employees (at end of period)	3,655		3,619		3,655		3,619
Total average employees	3,655		3,595		3,650		3,603
Total revenues per average employee (2)(in 000s)	$180		$201		$169		$194
All other operating expenses per average employee (2)(in 000s)	$153		$164		$140		$159
Financial Condition Ratios:
Cash and cash equivalents to total debt	0.49		0.52		0.49		0.52
Total debt to total debt and stockholders’ equity	0.62		0.62		0.62		0.62

(1)   Includes cost of revenues.

(2)   Annualized.

Results of Operations

The following table sets forth certain components of our results of operations on a percentage basis for the periods indicated:

	Percentage of Total Revenues
	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2005	2004	2005
Revenues:
License fees	25%	29%	24%	28%
Support	49	48	52	49
Services and other	26	23	24	23
Total revenues	100	100	100	100

Cost of revenues:
Cost of license fees	5	6	5	6
Cost of support, services and other	28	28	27	28
Total cost of revenues	33	34	32	34
Gross margin	67	66	68	66

Operating expenses:
Sales and marketing	25	26	24	26
Research and development	15	15	15	14
General and administrative	17	12	16	13
Amortization of intangible assets	3	3	4	4
Restructuring charge (benefit)	—	—	—	—
Total operating expenses	60	56	59	57
Operating income	7	10	9	9

Other income (expense):
Interest expense - related parties	(2)	(2)	(2)	(2)
Interest income - other	—	—	—	—
Other income (expense)	(1)	—	(1)	—
Total other income (expense)	(3)	(2)	(3)	(2)
Income before provision for income taxes	4	8	6	7
Provision for income taxes	3	3	3	3
Net income	1%	5%	3%	4%

License Fees Revenues

License fees revenues have increased significantly in absolute dollars in each period primarily as a result of increased transaction volumes associated with our products and increases in average selling price.

For the three and nine months ended April 30, 2005 as compared to April 30, 2004, license fees increased to 29% and 28%, respectively, from 25% and 24% of total revenues in the prior year periods as a result of growth in our product lines and the carry-over impact of ratable revenue recognition for multi-year term license contracts made effective at the beginning of fiscal 2004.

The average selling price for licensed software was approximately $79,000 for software contracts signed in fiscal 2004 and approximately $85,000 for contracts signed in the nine months ended April 30, 2005. The average software contract for the three months ended April 30, 2005 was $98,000 compared to $77,000 for the three months ended January 31, 2005.

For the three months ended April 2004 and 2005, new customers represented approximately 12% and 8%, respectively, of software license contracts signed and approximately 11% and 10%, respectively, of software licenses in absolute dollars signed. For the nine months ended April 2004 and 2005, new customers represented approximately 8% and 9%, respectively, of both software license contracts signed and software license fees revenues in absolute dollars signed. We believe tracking new customer and existing customer license fee contract bookings is important because:

•                  new customers provide a future revenue growth platform for follow-on sales opportunities;

•                  new customers provide an indicator of market acceptance of our products; and

•                  it helps guide our resource allocation, including human capital and marketing decisions, as well as other investment decisions.

The percentage mix of sales to new and existing customers may vary from period to period.

Support Revenues

Support revenues increased in absolute dollars during fiscal 2005, primarily as a result of the fiscal 2004 acquisitions.

Support revenues as a percentage of total revenues declined to 48% for the three months ended April 30, 2005 as compared to 49% in the comparable prior year period and declined to 49% for the nine months ended April 30, 2005 as compared to 52% in the comparable prior year period. These declines are a result of the increase in license fees revenues in the current year periods.

Support contract renewal rates have improved from 67% in fiscal 2002 to 82% in fiscal 2004. Measured in dollars, support contract renewals have increased from 84% in fiscal 2002 to approximately 90% in fiscal 2004. This dollar measurement remained stable for the three and nine months ended April 30, 2005 as compared with prior year periods. We believe this improvement is attributable to improved customer acceptance of our long-term product strategy and the value our support offering brings to them.

Services and Other Revenues

Services and other revenues decreased to 23% of total revenues for both the three and nine months ended April 30, 2005 as compared to 26% and 24% of total revenues for the three and nine months ended April 30, 2004, reflecting the decline in demand for consulting services and a reduced emphasis by us due to the lower associated profitability. We intend to pursue consulting service engagements at acceptable rates in relation to the nature of the services performed for our customers and will reduce our emphasis on services where it is difficult to differentiate ourselves from other vendors.

Total Revenues by Acquired Business

Prior to fiscal 2005, our revenue growth has been driven primarily by acquisitions. Approximately 64% of our total revenues in fiscal 2004 came from businesses acquired during fiscal 2003 and 2004. However we have not consummated a major acquisition since December 2003 (the second quarter of fiscal 2004) and as a result for both the three and nine months ended April 30, 2005, 14% of our total revenues came from acquired businesses. We plan to continue to evaluate and selectively pursue acquisitions in the foreseeable future. For additional information regarding the impact of acquisitions on our total revenues see “—Revenues.”

Total Revenues by Employee

Total revenues per employee has improved over the prior year. Annualized, total revenues per employee improved by 12% and 15% for the three and nine months ended April 30, 2005, respectively, as compared to the prior year periods. The improvements over the several fiscal years have been attributable to:

•                  improved sales force productivity;

•                  the enhanced product suite available as a result of acquisitions;

•                  improving customer support renewal rates; and

•                  improved workforce productivity.

Operating Expenses

Depreciation, amortization and non-cash stock option expense

The primary components are amortization expense associated with acquisitions and non-cash stock option charges associated with stock option grants on July 31, 2003. Amortization expense was $9.6 million and $10.4 million for the three months ended April 30, 2004 and 2005, respectively, and $26.7 million and $32.3 million for the nine months ended April 30, 2004 and 2005. Non-cash stock option expense was approximately $2.3 million and $2.4 million for the three months ended April 30, 2004 and 2005, respectively, and $7.1 million and $7.3 million for the nine months ended April 30, 2004 and 2005.  See note C, “Stock-Based Compensation,” for further information.

During our quarter ended July 31, 2005, we will record a non-cash charge to operations of approximately $8.6 million, representing the difference between deferred stock compensation amortized on a straight-line basis over 41 months and the amortization measured based on the vesting schedule of stock options.

Effective August 1, 2005 (the first quarter of our fiscal 2006 year), we will adopt SFAS No. 123 (revised 2004), “Share-Based Payment”, a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation,” requiring us to expense the fair value of stock options granted over the related option vesting period. We estimate that we will record $12.0 million, $9.5 million, $6.9 million and $3.0 million in fiscal 2006 through 2009, respectively, or a total of $31.4 million, under SFAS 123(R) using the Black-Scholes option-pricing method based on past option grants and grants that occurred concurrently with the IPO. These amounts will increase in the future if additional stock option grants are made in these and subsequent periods.

All other operating expenses

All other operating expenses per average employee increased 7% and 14% in the three and nine months ended April 30, 2005, respectively, as compared to the comparable prior year periods, largely as a result of costs associated with increased license fees revenues, salary increases in the fiscal 2005 periods and the impact of foreign exchange rates.

On June 1, 2005, following the consummation of the IPO, certain members of management, including our CEO, received bonuses in the aggregate amount of approximately $5.5 million. In addition, our CEO received a one-time payment of $0.96 million in exchange for his agreement, effective with the consummation of our IPO, to eliminate the deferred bonus arrangement provided for under his employment agreement. As of April 30, 2005, we had accrued $7.7 million under our CEO’s prior employment agreement. The modification of our CEO’s employment agreement will result in a benefit to us, which will largely be offset by the special bonus payment that will be recorded in the fourth quarter of fiscal 2005, the period in which our IPO was consummated.

Liquidity, Financial Condition and Capital Resources

Cash and cash equivalents increased to $128.9 million at April 30, 2005 as a result of cash provided by operations. Our total debt stood at $246.5 million as of April 30, 2005. These borrowings were mainly used to finance our acquisitions.  On a pro forma basis, after effecting for our IPO, cash and cash equivalents and total debt were $141.4 million and $162.9 million, respectively.

In the event we choose to make additional acquisitions, we may use cash on hand, incur additional debt or raise additional equity capital, or a combination thereof, to finance any such acquisition. For example, during the fourth quarter of fiscal 2004, we acquired Arzoon and Marcam, which resulted in the use of $21.4 million of cash on hand and the issuance of $12.0 million aggregate principal amount of notes convertible into our common stock.

With the consummation of our IPO, we repaid $81.2 million of related – party long-term debt to Cerberus and General Atlantic. In addition, we modified the terms of approximately $151.8 million of indebtedness owed by us to Cerberus and General Atlantic to provide an interest rate of three-month LIBOR plus 2.75%, a three-year term and a senior unsecured ranking. Based on the current interest rate environment, we expect these transactions to reduce our annual interest expense due to related parties by approximately $6.9 million.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America. Some accounting policies require us to make estimates, judgments and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment, and actual results could differ from those estimates. Our accounting policies are described in the notes to our audited financial statements for the three fiscal periods ended July 31, 2004, which are included in our Registration Statement on Form S-1, as amended, on May 25, 2005. Some of these policies involve a high degree of judgment in their application and reflect the critical accounting used in the preparation of our financial statements. The critical accounting policies, in management’s judgment, are those described below. If different assumptions or conditions prevail, or if our estimates and assumptions prove to be incorrect, actual results could be materially different from those reported.

Revenue Recognition.    Currently, we derive revenues from three primary sources: the licensing of our software products, customer support and the provision of services. In some cases, our recognition of revenues from the licensing of our software products requires judgment. Also, if we were to determine that the fair value of the undelivered maintenance element in an arrangement was not correct, the timing of our revenue recognition could differ materially.

We generally recognize revenues from services separately from license fees revenues because the service arrangements qualify as “service transactions” as defined by SOP 97-2. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the licensed product), availability of services from vendors and timing of payments on the realizability of the software license fee. Generally, revenues for consulting or education services are recognized as services are performed. Revenue from resale of equipment is recognized upon shipment to the customer provided the above criteria are met.

The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 104 with the objective of providing additional guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue recognition practices, which could have the effect of changing the timing of revenue recognition. In addition, companies we acquire may have historically interpreted and applied SOP 97-2 differently than we do or may not have been subject to SOP 97-2 as a result of reporting under local GAAP in a foreign country. Historical differences in the interpretation and application of SOP 97-2, if applied at all, by companies we acquire may adversely affect the marginal revenues we are able to realize from any such acquisition. In addition, certain companies we have acquired, including Baan, and companies we may acquire in the future may not have reporting systems designed to permit compliance with SOP 97-2, SOP 98-9 and SAB 104 as well as other US GAAP accounting standards.

In addition, changes in the marketplace could require us to change our application of the revenue recognition rules under today’s guidelines. Any such change could significantly impact the timing of recording software license revenues.

During the preparation of our fiscal 2004 financial statements, we became aware of two significant deficiencies related to revenue recognition. In addition, in January 2005, we became aware of further significant deficiencies related to revenue recognition and the determination of the allowance for doubtful accounts that affected the financial statements as of and for the year ended July 31, 2004 and as of and for the three months ended October 31, 2004. These significant deficiencies are further described below.

Our management and auditors have concluded the combination of these significant deficiencies aggregated to a material weakness in internal controls as of July 31, 2004. Our independent auditors, Grant Thornton LLP, have issued a letter to our Audit Committee in which they stated that the four identified significant deficiencies, in aggregate, constituted a material weakness in the design and operation of our internal controls as of July 31, 2004. We have implemented remedial policies and procedures that are described below that we believe are sufficient to address each of these significant deficiencies. See, however, “Risk Factors—Risks Relating to Our Business and Our Indebtedness—Our management and auditors have identified four significant deficiencies in our internal controls, that, in aggregate, constituted a material weakness in the design and operation of our internal controls as of July 31, 2004, which, if not properly remediated could result in material misstatements in our financial statements in future periods.”

A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is defined as a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Our management and auditors based their material weakness determination as of July 31, 2004 on four identified significant deficiencies described below:

First, during the preparation of our fiscal 2004 financial statements, we became aware of several customer arrangements in Japan that were entered into during fiscal 2001, 2002 and 2003 for which our sales representatives did not provide all contract documentation to our accounting personnel. This led to the incorrect recording of license fees revenues in those periods. As a result, we adjusted our financial statements in fiscal 2001, 2002 and 2003 to reflect the proper revenue recognition for those transactions. The impact on our statement of operations was a reduction of license fees revenues of $0.7 million, $1.1 million and $0.8 million in fiscal 2001, 2002 and 2003, respectively, a decrease in income before income taxes of $0.7 million and $1.1 million in fiscal 2001 and 2002, respectively, and an increase in income before income taxes of $0.4 million in fiscal 2003. We have enhanced our internal controls in this area by reducing the number of personnel authorized to bind us in customer arrangements in Japan and by implementing improvements in controls to prevent or detect these situations if they should arise in the future. In addition, we have implemented additional control enhancements that are described below.

Second, during the audit of our fiscal 2004 financial statements, our auditors identified three instances where license fees revenues were recorded in EMEA in our fourth quarter, but shipment of the software did not occur until after the end of our fiscal year. Accordingly, those adjustments have been reflected in the fiscal 2004 financial statements. The impact on our statement of operations was a reduction of license fees revenues and income before income taxes of approximately $0.4 million. We have enhanced our internal controls in this area by implementing procedures requiring that proof of shipment documentation is provided to, and verified by, our accounting personnel in a timely manner.

Third, during January 2005, we became aware that sales and finance employees in Mexico recorded two software license transactions in fiscal 2004 where the employees had knowledge the contracts did not meet revenue recognition requirements. These employees subsequently falsely represented to, and withheld information from, both our corporate management and our auditors as to whether the transactions met revenue recognition requirements. This included knowledge of the falsification of customer signatures in one instance and misrepresentation of facts and circumstances in another instance indicating the fees from the arrangement were fixed and determinable upon contract signing. As a result, we have adjusted our financial statements for fiscal 2004 to reflect the proper revenue recognition for those transactions. The impact on our statement of operations was a reduction of license fees revenues of $1.3 million and a reduction of income before income taxes of $0.7 million. The implicated sales and finance employees have resigned.

Fourth, also during January 2005, management became aware that finance personnel in Mexico had not properly evaluated available facts and circumstances associated with the entire Mexican receivable portfolio at the time financial statements were originally prepared for fiscal 2004 and the three months ended October 31, 2004. As a result, we have adjusted our financial statements for fiscal 2004 and the three months ended October 31, 2004. The impact on our statement of operations was a reduction of income before income taxes of $1.2 million and $0.2 million during fiscal 2004 and the three months ended October 31, 2004, respectively. The implicated finance personnel have resigned.

In light of the significant deficiencies noted in Japan and Mexico and the aggregation of significant deficiencies constituting a material weakness, we have instituted control improvements that we believe will reduce the likelihood of similar revenue recognition errors to less than remote or to an inconsequential amount in the specific areas of the world that are judged to be most vulnerable. In addition, we have added further controls over contract review associated with revenue recognition and allowance for doubtful accounts judgments. These control improvements include:

•                  For software license transactions, cash payment of at least 20% will be required in areas deemed vulnerable to provide additional evidence that a legally binding, non-cancelable arrangement has been executed with the customer and that the contract terms are complete.

•                  Members of local and regional management who are not directly involved in contract negotiation will independently confirm the completeness of legal arrangements for contracts of a certain size with customers in areas deemed vulnerable.

•                  Independent review of revenue recognition for software license agreements of $50,000 or greater in Latin America will be performed by qualified personnel in our North American accounting department.

•                  Independent review of revenue recognition for larger software license agreements ($500,000 or greater in North America, EMEA and Japan, and $250,000 or more in Asia-Pacific and Latin America) and transactions of a non-routine nature in each geographic region will be performed by qualified personnel in our corporate headquarters. All software license agreements are reviewed by qualified accounting personnel in each geographic region for appropriate revenue recognition.

•                  Enhancement of our internal policies to require that all receivables (billed and unbilled) will be evaluated quarterly in our determination of the allowance for doubtful accounts.

•                  Independent reviews of the adequacy of the allowance for doubtful accounts for each geographic region will be performed by qualified personnel in our corporate headquarters.

Valuation of Accounts Receivable.    We maintain an allowance for doubtful accounts at an amount we have estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full value on our receivables. Provisions are made based on review of the realization judgments. For each of fiscal 2002, 2003 and 2004 and the nine months ended April 30, 2005, our provision for doubtful accounts has ranged from 0.7% to 1.8% of revenues. Generally, we determine the allowance based on the assessments using historical information and current economic trends, including the probability of collection. The allowance for doubtful accounts is adjusted quarterly based on a current assessment of the receivable balance at the end of each quarter. If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. Based on our annualized total revenues for the nine months ended April 30, 2005, our provision for doubtful accounts would change by approximately $7.0 million if the percentage used to calculate the allowance changed by one percentage point.

Business Combinations.    We have made a number of significant acquisitions and we plan to selectively pursue acquisitions in the future. When recording acquisitions, we allocate the purchase price of the acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Valuation studies are performed to assist in determining the fair values of identifiable intangibles, including acquired technology, customer lists and patents. These valuations require us to make significant estimates and assumptions.

In addition, acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by us in accordance with EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree”(“EITF 01-03”). For EITF 01-03 purposes, we consider post-contract customer support (“PCS”) contracts in their entirety and service contracts to be legal obligations of the acquired entity. We are required to estimate the fair value of acquired deferred revenue, which is determined by prices paid by willing participants in recent exchange transactions. We have recorded approximately $162.0 million, in aggregate, of acquired deferred revenue as a result of our acquisitions during fiscal 2002, 2003 and 2004, including approximately $144.0 million of deferred support revenue.

We have fulfilled all of the obligations underlying the customer support arrangement including “help desk” and technical support, “bug fixes” and periodic unspecified software upgrades, when and if available. We consider the acquired PCS arrangement to be a single unit of accounting when determining the legal obligation assumed from the acquired entity. We have fulfilled each underlying obligation element of the PCS arrangement and expect to fulfill these obligations in future acquisitions as well. However, in the event we acquire a business in the future and do not intend to perform software development activities post-acquisition to provide unspecified software upgrades, when and if available, the fair value of acquired deferred support revenue would be reduced at the acquisition date. If we had not committed to perform these obligations for our past acquisitions, we estimate it would have resulted in a 33% aggregate decrease in acquired deferred support revenue, or $47.0 million in aggregate, at the respective acquisition dates and a subsequent $47.0 million aggregate decrease in post-acquisition revenue recognized, including a reduction of fiscal 2003 and 2004 support revenue of approximately $10.5 million and $29.5 million, respectively.

We make estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of acquired companies. Critical estimates in valuing certain of the intangible assets include future expected cash flows from license sales and customer contracts and acquired technologies and patents, as well as assumptions regarding the period of time the acquired technology or customer relationships will continue and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions and estimates.

Capitalization of Software Costs and Acquired Technology.    We capitalize internally developed software costs in accordance with SFAS No. 86, “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed.” We expense product development costs as incurred until technological feasibility is attained. We determine that technological feasibility has been attained when we complete system testing of the software and determine that it is viable for its intended use. We capitalize software acquired through technology purchases and business combinations if we determine that the related software under development has reached technological feasibility or if there are alternative future uses for the software. In future periods, if we determine that technological feasibility occurs at a different stage of the process, we may capitalize more or less software development costs. This determination could change our reported operating expenses in the short-term by the amounts we capitalize. The amounts of software costs that we capitalized were $0.9 million in fiscal 2003 and $2.3 million in fiscal 2004. No amounts were capitalized in fiscal 2002. We capitalized $2.1 million and $2.4 million of software costs in the nine months ended April 30, 2004 and 2005, respectively.

Valuation of Long-Lived Assets.    Long-lived assets consist primarily of (a) property and equipment, (b) goodwill, (c) customer lists, (d) patents, (e) capitalized software costs and (f) acquired technology. Long-lived assets subject to depreciation, amortization and impairment totaled $479.2 million at April 30, 2005. We periodically evaluate the estimated useful life of property and equipment and identifiable intangible assets and, when appropriate, adjust the useful life, thereby increasing or decreasing the depreciation and amortization expense recorded in the current period and in future reporting periods. The estimated economic useful lives of our long-lived assets may change based upon the intended use of the asset or the period of time over which revenues are expected to be generated. To date, we have not been required to change the estimated useful life of any long-lived assets. As of April 30, 2005, $171.1 million of our long-lived assets were subject to depreciation and amortization. If the useful lives of our identifiable intangible assets were reduced by one year, our amortization expense would increase by $15.2 million annually.

We also assess the carrying value of property and equipment, customer lists, patents and acquired technology for impairment, or when changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

•                  significant underperformance relative to expected historical or projected future operating results;

•                  significant changes in technology or in the manner of our use of the acquired assets or the strategy for our overall business; and

•                  significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, we measure recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If we determine that a long-lived asset or asset group is not recoverable, we measure the impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the business. This process is subjective as it requires management to make estimates and assumptions about future cash flows. To date, there have been no asset impairment charges based on these reviews. In addition, at each reporting date, we compare the net realizable value of capitalized software development costs to the unamortized capitalized costs. To the extent the unamortized capitalized costs exceed the net realizable value, the excess amount is written off.

We have recorded a significant amount of intangible assets, consisting of customer lists, net, and patents, net, on our balance sheet. As of April 30, 2005, customer lists, net, and patents, net, were approximately $124.9 million, representing approximately 15% of our total assets. In the future, identifiable intangible assets may increase as a result of additional acquisitions we may do. Any future determination requiring the write-off of a significant portion of the identifiable intangible assets recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.

On August 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. If impairment exists, the carrying amount of goodwill will be reduced. As a result, effective August 1, 2002, we no longer amortize goodwill. Rather, we perform an annual impairment test. We perform our annual impairment test for goodwill as of May 31 of each year. SFAS 142 requires us to compare the fair value of our reporting units to the carrying amount, including goodwill, on an annual basis to determine if there is potential impairment. We have determined that we have four reporting units for purposes of this test. We determined that our reporting units are equivalent to our operating segments for SFAS 142 purposes. Fair value of the reporting units are determined using valuation methods including discounted cash flows, comparable company analysis and recent transaction analysis. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. We completed the annual impairment test in each of fiscal 2003 and 2004. The results of those tests indicated no impairment of goodwill.

We have recorded a significant amount of goodwill on our balance sheet. As of April 30, 2005, goodwill was approximately $308.1 million, representing approximately 37% of our total assets. In the future, goodwill may increase as a result of additional acquisitions we may do. Goodwill is recorded on the date of acquisition and is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions and a variety of other circumstances. Any future determination requiring the write-off of a significant portion of the goodwill recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.

Deferred Tax Assets and Liabilities.    As of July 31, 2004 and April 30, 2005, we had net deferred tax assets of $10.7 million and $19.4 million, respectively. We consider the useful life of deferred tax components, historical taxable income, projected future taxable income and tax planning strategies in assessing the realizable value of deferred tax assets. We provide for income taxes under the assets and liability method. Under this method, we recognize deferred income taxes for the expected tax consequences of existing assets and liabilities using tax rates for the years in which we expected temporary differences to be recovered or settled. We establish valuation allowances when we determine it is necessary to reduce the deferred tax assets to the amount we expect to be realized. While we consider future taxable income and prudent tax strategies in assessing the need for the valuation allowance, in the event we determine we would not be able to realize all of our tax asset balance, we would make an adjustment to the balance by charging income in the period. Conversely, if we determined that it is more likely that in the future deferred tax assets will be realized in excess of the net tax assets recorded, we would reverse the appropriate portion of the valuation allowance in the period. Management will continue to monitor its estimates of future profitability and realizability of our net deferred tax assets based on evolving business conditions.

Also, as part of the process of preparing our consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our overall income tax expense. This process involves estimating our current tax liabilities in each jurisdiction in which we operate.

Restructuring Costs.    Restructuring costs are primarily comprised of severance costs and related benefits, costs to eliminate or vacate duplicate facilities and costs to terminate certain contractual commitments. Restructuring costs incurred in conjunction with the acquisitions have been accounted for under EITF 95-3, “Recognition of Liabilities in connection with Purchase Business Combinations” (“EITF 95-3”) and have been recognized as a liability assumed in the purchase business combination.

Prior to January 1, 2003, we accounted for restructuring costs not related to acquisitions in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). We adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003. SFAS No. 146 nullified EITF 94-3 and requires that a liability for a cost associated with an exit plan or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3 and also establishes that fair value is the objective for initial measurement of the liability. Accordingly, for exit or disposal activities since December 31, 2002, we record liabilities as they are incurred as a restructuring charge in the statements of operations. Restructuring costs are based on plans that have been committed to by management. Restructuring cost estimates may change as additional information becomes available and as management finalizes execution of the restructuring plan. Changes to the estimates of executing the plans accounted for under EITF 95-3 are recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter. Changes in estimates to restructuring plans accounted for under SFAS No. 146 are recorded in our results of operations as an adjustment to restructuring charges. A restructuring benefit of $1.4 million was recorded in the condensed consolidated statement of income for the nine months ended April 30, 2005 resulting primarily from accrual adjustments related to actual Baan-related settlements for less than the amount previously accrued.

Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish lease terminations. Changing business and real estate market conditions may effect the assumptions related to the timing and extent of our ability to terminate or sublease vacated space. We review the status of restructuring liabilities on a quarterly basis and, if appropriate, we record changes to our restructuring liabilities based on management’s most current estimates.

Contingencies.    We periodically record the estimated impacts of various uncertain outcomes. These events are called contingencies and our accounting for these events is prescribed by SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 defines a contingency as “an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur.”

Contingent losses must be accrued if:

•                  available information indicates it is probable that the loss has been or will be incurred, given the likelihood of the uncertain future events; and

•                  the amount of the loss can be reasonably estimated.

The accrual of a contingency involves considerable judgment on the part of management. Legal proceedings have elements of uncertainty, and in order to determine the amount of any reserves required, we assess the likelihood of any adverse judgments or outcomes to pending and threatened legal matters, as well as potential ranges of probable losses. As of April 30, 2005, we had $13.8 million accrued for legal contingencies, primarily related to claims assumed in the Baan acquisition. We use internal expertise and outside experts, as necessary, to help estimate the probability that a loss has been incurred and the amount or range of the loss. A determination of the amount of reserves required for these contingencies is made after analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy.

Stock-Based Compensation.    The fair value of our common stock issuable upon the exercise of options we granted from July 31, 2003 through July 31, 2004 was determined by management. We did not obtain contemporaneous valuations by an unrelated valuation specialist because, at the time of the issuances of these stock options, our efforts were focused on acquisition integration and operational matters. Subsequently, during May 2004, we performed a retrospective valuation as of July 31, 2003 which validated our initial contemporaneous valuation. No stock options were granted during the nine months ended April 30, 2005.

Determining the fair value of our common stock requires making complex and subjective judgments. We used the income, market and comparable company approaches either individually or on a weighted average basis to estimate our enterprise value at each date on which options were granted. The income approach involves applying appropriate discount rates to estimated cash flows that are based on forecasts of revenue and costs. The market approach involves evaluating recent sales prices of similar businesses or investments in arms’-length transactions. The comparable company approach consists of identifying similar public companies and developing multiples of revenue and profit measures. Our valuation approach also required us to make an estimate of the anticipated timing of a potential liquidity event such as an initial public offering. The anticipated timing was based on the plans of our Board of Directors and of management and was subject to market conditions.

In order to determine the fair value of a share of our common stock, our enterprise value was reduced to reflect the debt portion of our capital structure. We also determined an appropriate discount for our common stock because it was not publicly traded at the time. Estimating the price of shares of a privately held company is complex because there is no readily available market for the shares.

We granted stock options with exercise prices ranging from $2.06 to $16.50 from July 31, 2003 to July 31, 2004. In addition, we determined that the fair value of our common stock increased from $6.34 to $16.50 per share during that period. The weighted average fair value of our common stock as of various dates during this period of time was as follows:

July 31, 2003	$6.34
Three months ended October 31, 2003	9.51
Three months ended January 31, 2004	15.24
Three months ended April 30, 2004	15.24
Three months ended July 31, 2004	16.50

The reasons for the difference between this range of $6.34 to $16.50 per share and the public offering price of $11.00 per share are as follows:

During April 2003, we sold a 25% interest in our company for $75.0 million, or an implied value of $300.0 million, to investment entities affiliated with General Atlantic in an independent private equity transaction. Shortly thereafter, on July 18, 2003, we acquired Baan for $130.8 million, which we funded by means of a debt financing from certain of our controlling stockholders. The Baan acquisition nearly doubled the revenue base of our company by July 2003 and increased total debt to $184.0 million as of July 31, 2003. In addition, we expected to incur approximately $50.0 million of restructuring costs associated with the Baan acquisition related to employee severance and contract termination costs. We viewed the Baan acquisition as a positive strategic transaction, but were also aware of the significant risks and uncertainties associated with Baan’s past operating losses and negative cash flows, customer perceptions, acquisition integration execution risk, international mix of business and geographically dispersed organization and the impact on our capital structure. Accordingly, it was difficult to assess our prospects with certainty at that time. In addition, the valuation for public information technology companies, particularly enterprise software companies, was depressed at July 31, 2003.

During the three months ended October 31, 2003, several factors contributed to the increase in the value of our company from July 31, 2003:

•                  The operational integration of Baan was successful to date, lessening the risk and uncertainty associated with the acquisition;

•                  Our operating performance was comparable with competitors; and

•                  Stock market valuations for enterprise software vendors improved.

During the three months ended January 31, 2004, several factors contributed to the increase in the value of our company from October 31, 2003:

•                  Increased confidence in the financial and operational integration of Baan;

•                  The acquisition of EXE;

•                  Our operating performance was improving and comparable with that of competitors; and

•                  Stock market valuations for enterprise software vendors improved.

From January 31, 2004 to May 31, 2005, the value of our company stabilized or regressed for several reasons, including:

•                  Our operating performance during the period was consistent with our own internal expectations and comparable with competitors;

•                  Most of the integration risk associated with Baan had been mitigated by January 31, 2004;

•                  No major acquisitions were consummated that would have a significant impact on our value; and

•                  Stock market valuations for enterprise software vendors and technology companies have stabilized or regressed during this time period.

Based on our IPO price of $11.00 per share, the intrinsic value of the options outstanding at April 30, 2005 was $71.3 million, of which $53.0 million related to vested options and $18.3 million related to unvested options.

Earnings Per Share.    We have adopted the consensus of the Emerging Issues Task Force, Issue 03-6 (“EITF 03-6”), “Participating Securities and the Two-Class Method Under FASB Statement No. 128.” In EITF 03-6, the EITF expanded the notion of participation rights in calculating earnings per share from previous practice. EITF 03-6 does not focus on a security holder’s contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation. Instead, it defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period, even if those earnings would not actually be distributed from an economic or practical perspective and even if the company has legal or contractual limitations on its ability to pay dividends.

Under EITF 03-6, all securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible or potential common stock securities, are considered for inclusion in the computation of basic earnings per share using the two-class method. We have adopted EITF 03-6 and have presented basic earnings per share under the two-class method and diluted earnings per share under the if-converted method for the earnings per share calculations presented throughout our condensed and consolidated financial statements. Under the two-class method, net income or loss for a period is to be allocated between common stock and preferred stock on the basis of weighted average number of shares outstanding during the period. However, net loss for a period is allocated solely to common stock since, according to the terms of our Certificate of Incorporation, Series A Convertible Preferred Stock is not obligated to share in our losses.

The application of EITF 03-6 in our circumstances required complex judgments associated with the allocation of earnings between common and preferred stockholders, including the determination of whether dividends in excess of the stated amount exist related to our preferred stock. Such determination requires us to measure the fair value of our common stock in a manner described under “—Critical Accounting Policies—Stock Based Compensation.”

In April 2005, we determined that all undistributed losses should be allocated to our common stockholders for purposes of determining earnings per share for the applicable period and that the accumulated dividends associated with our Series A Convertible Preferred Stock should be increased in excess of stated amounts. This determination required us to restate our earnings per share as follows:

•                  Basic earnings per common share decreased by $13.49, $0.24 and $0.04 in fiscal 2004, 2003 and 2002, respectively. Basic earnings per common share decreased by $9.69 and $6.22 for the six months ended January 31, 2005 and 2004, respectively.

•                  Diluted earnings per common share decreased by $13.31, $0.24 and $0.04 in fiscal 2004, 2003 and 2002, respectively. Diluted earnings per common share decreased by $9.69 and $6.09 for the six months ended January 31, 2005 and 2004, respectively.

•                  Basic and diluted earnings per preferred share increased by $21.52, $6.47 and $14.00 in fiscal 2004, 2003 and 2002, respectively. Basic and diluted earnings per preferred share increased by $15.45 and $9.92 in the six months ended January 31, 2005 and 2004, respectively.

Through April 30, 2005, we have recorded preferred stock dividends in excess of the stated amount of $85.1million that reduced basic and diluted earnings per common share and increased basic and diluted earnings per preferred share. We ceased recording of the preferred stock dividends in excess of the stated amount when the holders of our Series A Convertible Preferred Stock converted their shares of Series A Convertible Preferred Stock into common stock upon the consummation of the IPO. For the quarter ended July 31, 2005 we will record an additional $3.8 million in preferred stock dividends in excess of the stated amount, which will result in a decrease in income available to common stockholders and an increase in income attributable to preferred stockholders. Beginning in fiscal 2006, the provisions of EITF 03-06 will no longer apply to us since our “participating security”, convertible preferred stock, has converted into shares of common stock effective with our IPO.

Interest Expense—Related Parties.    We had $229.2 million of debt payable to related parties as of April 30, 2005. Approximately $81.2 million of this debt was repaid on June 1, 2005 with proceeds from our fiscal IPO. During fiscal 2004 and the nine months ended April 30, 2005, our interest expense attributable to these borrowings from related parties was $13.7 million and $12.1 million, respectively. Approximately $133.0 million of our related party debt carried an interest rate of 1.23% per annum, which is less than the interest rates available from unrelated third-party lenders. Interest accrued at the rate of 1.23% per annum and is added to the principal balance until maturity at November 15, 2006. The accrued interest at April 30, 2005 was $2.9 million, resulting in a balance of $133.0 million. For financial reporting purposes, interest expense on this related – party debt was imputed using an interest rate of 4.0% in fiscal 2004 and a weighted-average interest rate of approximately 5.10% for the nine months ended April 30, 2005, representing a market rate of interest available from a third-party lender.

Effective with the consummation of the IPO, we used $81.2 million of the proceeds from the offering to repay a portion of the principal amount owed under the promissory notes issued on July 18, 2003 to Madeleine L.L.C., an affiliate of Cerberus, and investment entities affiliated with General Atlantic. In addition, the terms of the remaining debt owed to Cerberus and General Atlantic of approximately $151.8 million were modified to provide for an interest rate of average three-month LIBOR plus 2.75%, a three-year term and a senior unsecured ranking.

The determination of market interest rates for purposes of imputing interest expense on related – party debt is an estimate based on market conditions, third party input and judgments regarding the terms of third-party debt available to us including, but not limited to, security interests, maturity and interest rates.  We believe the interest rates are representative of the interest rates available from a third – party lender.

Results of Operations

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2005

General

Our operating results for the three months ended April 30, 2004 included results for the EXE acquisition for the entire period. Our operating results for the three months ended April 30, 2005 included results for each of our fiscal 2004 acquisitions (EXE, Arzoon and Marcam) for the entire period. References to our “core product lines” refer to our product lines owned during the entire fiscal 2004 and 2005 periods.

Revenues

Total revenues

	Three Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions, except number of employees and annualized revenue per average employee)

Total revenues from core product lines	$146.3	89%	$155.8	86%	$9.5	6%
Effect of fiscal 2004 acquisitions	18.2	11	24.6	14	6.4	35
Total revenues	$164.5	100%	$180.4	100%	$15.9	10%

Total employees (at end of period)	3,655		3,619		(36)	(1)%
Average employees	3,655		3,595		(60)	(2)%
Annualized revenue per average employee (000s)	$180		$201		$21	12%

Total revenues were $164.5 million for the three months ended April 30, 2004 as compared to $180.4 million for the three months ended April 30, 2005, an increase of $15.9 million or 10%. The three months ended April 30, 2005 included $6.4 million of incremental revenues from the fiscal 2004 acquisitions. Revenues from our core product lines were $146.3 million and $155.8 million for the three months ended April 30, 2004 and 2005, respectively. This increase in revenues from core product lines resulted from a 27% increase in license fees revenues, partially offset by a 5% decline in services and other revenue, our least profitable source of revenue.

Total annualized revenues per average employee increased as a result of additional license fees revenues and improved productivity of the market-facing personnel in our business.

Revenues by Segment

	Three Months Ended April 30,
	2004	%	2005	%
	(Dollars in millions)

North America	$69.3	42%	$79.4	44%
EMEA	63.1	38	73.1	41
Asia Pacific	22.8	14	20.0	11
Latin America	9.3	6	7.9	4
Total revenues	$164.5	100%	$180.4	100%

Segment Profit

	Three Months Ended April 30,
	2004	%	2005	%
	(Dollars in millions)

North America	$33.4	64%	$37.7	72%
EMEA	11.3	22	12.8	24
Asia Pacific	4.5	9	2.1	4
Latin America	2.9	5	0.2	—
Total segment profit	$52.1	100%	$52.8	100%

Revenues from North America increased $10.1 million or 15% in the three months ended April 30, 2005 as compared to the prior year period. The fiscal 2004 acquisitions accounted for $6.9 million of the increase and license fees from our core product lines increased by $3.9 million. The increase in license fees revenues was attributable to customer orders for the SSA ERP LN  product released in July 2004, as well as $1.1 million as a result of the carry-over impact of ratable revenue recognition for multi-year term license contracts discussed above. Support and services and other revenues from our core product lines decreased as a result of the non-renewal of certain long-term support contracts and declines in our services business, respectively.

Segment profits from North America increased $4.3 million or 13% in the three months ended April 30, 2005 as compared to the prior year period. Segment profits were 48% of segment revenues for the three months ended April 30, 2004 and 47% for the three months ended April 30, 2005.

For the three months ended April 30, 2005, revenues from EMEA increased $10.0 million or 16% compared to the prior year period with $0.7 million attributable to the fiscal 2004 acquisitions, $9.1 million attributable to increased license fees revenues in our core product lines and $1.3 million attributable to increased support revenues from our core product lines, partially offset by a $1.1 million decrease in services and other revenues from our core product lines. The increase in license fees revenues was attributable to customer orders for the SSA ERP LN  product released in July 2004, as well as $0.9 million as a result of the carry-over impact of ratable revenue recognition for multi-year term license contracts discussed above.

Segment profits from EMEA increased $1.5 million or 13% in the three months ended April 30, 2005 as compared to the prior year period. Segment profits were 18% of segment revenues in both the three months ended April 30, 2004 and 2005.

Revenues from the Asia Pacific segment decreased $2.8 million or 12% in the three months ended April 30, 2005 compared to the three months ended April 30, 2004, with $1.3 million from decreased license fees revenues related to our core product lines largely due to decreased revenue in Japan and $1.1 million attributable to lower revenue from the fiscal 2004 acquisitions.

Segment profits from Asia Pacific decreased $2.4 million for the three months ended April 30, 2005 as compared to the prior year period. Segment profits were 20% of segment revenues in the three months ended April 30, 2004 and 11% in the three months ended April 30, 2005, as a result of lower revenues.

Revenues from Latin America decreased $1.4 million or 15% as a result of lower license fees revenues from our core product lines. This is due to our having signed large contracts in fiscal 2004.

Segment profits from Latin America decreased $2.7 million in the three months ended April 30, 2005 as compared to the prior year period. Segment profits were 31% of segment revenues in the three months ended April 30, 2004 and 3% in the three months ended April 30, 2005, as a result of lower revenue and a revenue shift to the lower margin services business.

Sales outside the United States accounted for approximately 61% and 59% of total revenues for the three months ended April 30, 2004 and 2005, respectively.

License fees revenue

	Three Months Ended April 30,					Percent
	2004	%	2005	%	Increase	Change
	(Dollars in millions)

License fees revenue from core product lines	$37.1	90%	$47.2	90%	$10.1	27%
Effect of fiscal 2004 acquisitions	4.1	10	5.3	10	1.2	29
License fees revenue	$41.2	100%	$52.5	100%	$11.3	27%

License fees revenues were $41.2 million for the three months ended April 30, 2004 as compared to $52.5 million for the three months ended April 30, 2005, an increase of $11.3 million or 27%. For the three months ended April 30, 2005, $1.2 million of the incremental revenues came from the fiscal 2004 acquisitions. License fees revenues from our core product lines were $37.1 million and $47.2 million for the three months ended April 30, 2004 and 2005, respectively. This increase resulted from increased lead generation as a result of our marketing and advertising programs, improved sales force productivity and new orders for SSA ERP LN. The carry-over impact from the change to the ratable revenue recognition for multi-year term license contracts effective at the beginning of the prior fiscal year also contributed $2.2 million of the increase.

Support revenues

	Three Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions, except number of employees and annualized revenue per average employee)

Support revenues from core product lines	$77.0	95%	$77.9	90%	$0.9	1%
Effect of fiscal 2004 acquisitions	4.3	5	8.5	10	4.2	98
Support revenues	$81.3	100%	$86.4	100%	$5.1	6%

Support revenues were $81.3 million for the three months ended April 30, 2004 as compared to $86.4 million for the three months ended April 30, 2005, an increase of $5.1 million or 6%. Approximately $4.2 million of the incremental revenue was attributable to the fiscal 2004 acquisitions. Support revenues attributable to our core product lines were $77.0 million and $77.9 million for the three months ended April 30, 2004 and 2005, respectively, reflecting stable customer support renewals in both periods.

Support revenues decreased from 49% of total revenues for the three months ended April 30, 2004 to 48% of total revenues for the three months ended April 30, 2005. This change is the result of improved license fees revenues in fiscal 2005.

Services and other revenues

	Three Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions)

Services and other revenues from core product lines	$32.3	77%	$30.7	74%	$(1.6)	(5)%
Effect of fiscal 2004 acquisitions	9.7	23	10.8	26	1.1	11
Services and other revenues	$42.0	100%	$41.5	100%	$(0.5)	(1)%

Services and other revenues were $42.0 million for the three months ended April 30, 2004 as compared to $41.5 million for the three months ended April 30, 2005, a decrease of $0.5 million or 1%. Approximately $1.1 million of the change in services and other revenues in the three month period ended April 30, 2005 were attributable to increased revenue from the fiscal 2004 acquisitions. Services and other revenues attributable to our core product lines were $32.3 million and $30.7 million for the three months ended April 30, 2004 and 2004, respectively, reflecting our reduced emphasis on consulting services due to lower associated profitability and a decrease in demand.  Services and other revenues decreased from 26% of total revenues for the three months ended April 30, 2004 to 23% of revenues for the three months ended April 30, 2005, mainly as a result of higher license fees revenues in fiscal 2005.

Cost of Revenues

Cost of license fees revenue

	Three Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions)

Cost of license fees revenues for core product lines	$3.6	44%	$6.4	58%	$2.8	78%
Amortization of capitalized software and acquired technology	3.7	45	4.0	36	0.3	8
Effect of fiscal 2004 acquisitions	0.9	11	0.7	6	(0.2)	(22)
Cost of license fees revenues	$8.2	100%	$11.1	100%	$2.9	35%

Gross margin percentage on license fees revenues	80%		79%

Cost of license fees revenues includes royalties associated with the sale of third-party products, amortization of capitalized software and acquired technology and commissions paid to resellers. These costs totaled $8.2 million for the three months ended April 30, 2004 as compared to $11.1 million for the three months ended April 30, 2005, an increase of $2.9 million or 35%. The increase in cost in our core product lines reflects higher royalties due to higher third-party products sales in fiscal 2005.

Cost of support, services and other revenues

	Three Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions)

Cost of support, services and other revenues from core product lines	$39.2	85%	$39.7	80%	$0.5	1%
Effect of fiscal 2004 acquisitions	6.7	15	9.8	20	3.1	46
Cost of support, services and other revenue	$45.9	100%	$49.5	100%	$3.6	8%

Gross margin percentage on total support, services and other revenues	63%		61%

Cost of support, services and other revenues was $45.9 million for the three months ended April 30, 2004 compared to $49.5 million for the three months ended April 30, 2005, an increase of $3.6 million or 8%. Approximately $3.1 million of this increase was attributable to the impact of the fiscal 2004 acquisitions. The acquired businesses, particularly EXE, have a higher services revenue mix than our core product lines.

The gross margin related to support, services and other revenues decreased from 63% in the three months ended April 30, 2004 to 61% in the three months ended April 30, 2005 reflecting the impact of a lower margin related to the fiscal 2004 acquisitions due to the higher services content.

Operating Expenses

Total operating expenses

	Three Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions)

Total operating expenses for core product lines	$85.3	86%	$85.0	84%	$(0.3)	—%
Intangible asset amortization and stock compensation expense	8.1	8	8.7	9	0.6	7%
Effect of fiscal 2004 acquisitions	5.8	6	7.6	7	1.8	31
Total operating expenses	$99.2	100%	$101.3	100%	$2.1	2%

Operating margin percentage on total revenues	7%		10%

Total operating expenses were $99.2 million for the three months ended April 30, 2004 as compared to $101.3 million for the three months ended April 30, 2005, an increase of $2.1 million. Operating expenses for the third quarter of fiscal 2005 included $1.8 million in incremental expenses from the fiscal 2004 acquisitions.

Included in operating expenses for the three months ended April 30, 2004 were approximately $5.9 million of amortization expense associated with our acquisitions compared to $6.4 million in the three month period ended April 30, 2005 and $2.2 million and $2.3 million of non-cash stock compensation expense in the three months ended April 30, 2004 and 2005, respectively. Also included in operating expenses for the three months ended April 30, 2004 were $6.6 million of incremental auditor and consulting fees, principally attributable to the Baan acquisition that were not incurred in fiscal 2005. The expenses associated with our core product lines reflect spending to support our total business operations, which benefited all product lines, including those acquired in the fiscal 2004 acquisitions.

Sales and marketing expenses

	Three Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions)

Sales and marketing expenses for core product lines	$37.6	93%	$42.2	89%	$4.6	12%
Non-cash stock compensation	0.8	2	0.9	2	0.1	13
Effect of fiscal 2004 acquisitions	2.1	5	4.1	9	2.0	95
Total sales and marketing expenses	$40.5	100%	$47.2	100%	$6.7	17%

Sales and marketing expenses were $40.5 million for the three months ended April 30, 2004 as compared to $47.2 million for the three months ended April 30, 2005, an increase of $6.7 million or 17%. The fiscal 2004 period included $2.0 million in incremental expenses due to the fiscal 2004 acquisitions and $4.6 million of expenses from the core product lines. The increase was attributable to higher sales commissions due to higher license fees revenues and higher spending for advertising, marketing and product solutions, which benefited all product lines, including those acquired in the fiscal 2004 acquisitions.

Research and development expenses

	Three Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions, except number of employees and expense per average employee)

Research and development expenses for core product lines	$23.1	95%	$24.8	93%	$1.7	7%
Effect of fiscal 2004 acquisitions	1.3	5	1.9	7	0.6	46
Total research and development expenses	$24.4	100%	$26.7	100%	$2.3	9%

Total research and development expenses were $24.4 million for the three months ended April 30, 2004 as compared to $26.7 million for the three months ended April 30, 2005, an increase of $2.3 million or 9%. For the three months ended April 30, 2005, research and development expenses increased by $0.6 million due to the fiscal 2004 acquisitions and $1.7 million in our core product lines.

The increase in core research and development expense was primarily due to salary increases in our third quarter of fiscal 2005 and the impact of foreign exchange rates.

General and administrative expenses

	Three Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decease)	Change
	(Dollars in millions)

General and administrative expenses for core product lines	$24.6	87%	$18.0	86%	$(6.6)	(27)%
Non-cash stock compensation	1.4	5	1.4	7	—	—
Effect of fiscal 2004 acquisitions	2.3	8	1.5	7	(0.8)	(35)
Total general and administrative expenses	$28.3	100%	$20.9	100%	$(7.4)	(26)%

General and administrative expenses were $28.3 million for the three months ended April 30, 2004 as compared to $20.9 million for the three months ended April 30, 2005, a decrease of $7.4 million or 26%. The decrease in general and administrative expenses was due to the $6.4 million acquisition integration and transaction costs related to Baan in fiscal 2004.

Amortization of intangible assets increased from $5.9 million for the three months ended April 30, 2004 to $6.4 million for the three months ended April 30, 2005 as a result of amortizing certain intangible assets acquired related to the EXE, Arzoon and Marcam acquisitions.

Restructuring charges were a charge of $0.1 million for both the three months ended April 30, 2004 and 2005. See note H – Restructuring.

Other Income (Expense)

Interest expense.    Interest expense - related parties was $3.6 million for the three months ended April 30, 2004 and $4.1 million for the three months ended April 30, 2005, an increase of $0.5 million or 14%. The average related-party debt for the three months ended April 30, 2004 totaled $231.1 million with average annual interest approximating 5.7%, plus amortization of prepaid financing fees. The average related-party debt for the three months ended April 30, 2005 totaled $232.7 million with average annual interest approximating 6.5%, as well as amortization of prepaid financing fees. Approximately $0.9 million and $1.4 million of related-party interest in the three months ended April 30, 2004 and 2005 was due to imputing interest on the 1.23% promissory notes, respectively. See “—Liquidity and Capital Resources” below. Interest income – other was $0.2 million in both the three months ended April 30, 2004 and 2005.

Other income (expense).    We recorded other expense of $2.1 million in the three months ended April 30, 2004 and income of $0.8 million in the three months ended April 30, 2005, reflecting net foreign exchange gains and losses. These gains and losses resulted from the impact of exchange rates on intercompany balances between our subsidiaries.

Provision for income tax expense.    The provision for income tax was $3.7 million in the three months ended April 30, 2004 and $6.2 million in the three months ended April 30, 2005. The effective tax rate for the three months ended April 30, 2004 was 65% and 40% for the three months ended April 30, 2005. The effective rates exceeded the U.S. statutory rate of 34% due to state income taxes, income tax rate differences in foreign countries and operating losses in entities where tax losses already have a full valuation allowance.

Earnings (loss) per Share

	Three Months Ended April 30,
	2004	2005
Loss per common share Basic and diluted	$(2.95)	$(2.05)
Earnings per preferred share Basic and diluted	$5.37	$6.33

We calculate basic earnings per share using the two-class method. Under the two-class method, net income for any given period is allocated between common stock and the convertible preferred stock on the basis of weighted average number of shares outstanding during the period. Net loss is allocated solely to the common stockholders since, according to the terms of our Certificate of Incorporation, convertible preferred stock is not obligated to share in our losses.

Basic earnings per common share is based on the weighted average number of common shares outstanding. For both the three and nine months ended April 30, 2004 and 2005, basic earnings per common share includes the effect of 4,785,000 common shares issued on February 25, 2004, in connection with an amendment to our Certificate of Incorporation that reclassified each share of convertible preferred stock into one share of convertible preferred stock and 1.595 shares of common stock. Basic earnings attributed to common shares include the allocated share of undistributed earnings.

Diluted earnings per common share is calculated using the if-converted method and is based on the combination of basic shares outstanding and potentially dilutive shares. For the three months ended April 30, 2004, the potentially dilutive shares consisted of our outstanding stock options, convertible preferred stock and the accumulated dividends thereon. For the three months ended April 30, 2005, potentially dilutive shares consisted of outstanding stock options, subordinated convertible notes, warrants, stock appreciation rights, convertible preferred stock and the accumulated dividends thereon. Diluted earnings include net income (loss) before distributions to preferred stockholders.

Our convertible preferred shares are included in basic and diluted earnings per preferred share because such shares participate in our undistributed earnings, but not losses.

Results of Operations

Nine Months Ended April 30, 2004 Compared to Nine Months Ended April 30, 2005

General

Our operating results for the nine months ended April 30, 2004 included results for the EXE acquisition for approximately four months. They do not include Arzoon and Marcam results, both of which were acquired after April 30, 2004. Our operating results for the nine months ended April 30, 2005 included results for each of our fiscal 2004 acquisitions (EXE, Arzoon and Marcam) for the entire period. References to our “core product lines” refer to our product lines owned during the entire fiscal period 2004 and 2005 periods.

Revenues

Total revenues

	Nine Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions, except number of employees and annualized revenue per average employee)

Total revenues from core product lines	$434.0	94%	$451.4	86%	$17.4	4%
Effect of fiscal 2004 acquisitions	28.2	6	73.5	14	45.3	161
Total revenues	$462.2	100%	$524.9	100%	$62.7	14%

Total employees (at end of period)	3,655		3,619		(36)	(1)%
Average employees	3,650		3,603		(47)	(1)%
Annualized revenue per average employee (000s)	$169		$194		$25	15%

Total revenues were $462.2 million for the nine months ended April 30, 2004 as compared to $524.9 million for the nine months ended April 30, 2005, an increase of $62.7 million or 14%. The nine months ended April 30, 2005 included $45.3 million of incremental revenues from the fiscal 2004 acquisitions. Revenues from our core product lines were $434.0 million and $451.4 million for the nine months ended April 30, 2004 and 2005, respectively. This increase in revenues from core product lines resulted from a 28% increase in license fees related to our core product lines, partially offset by an 11% decline in services and other revenue, our least profitable source of revenue.

Annualized revenues per employee increased as a result of additional license fees revenues and improved efficiencies and productivity.

Revenues by Segment

	Nine Months Ended April 30,
	2004	%	2005	%
	(Dollars in millions)

North America	$196.9	43%	$228.4	43%
EMEA	177.0	38	210.2	40
Asia Pacific	60.9	13	62.1	12
Latin America	27.4	6	24.2	5
Total revenues	$462.2	100%	$524.9	100%

Segment Profit

	Nine Months Ended April 30,
	2004	%	2005	%
	(Dollars in millions)

North America	$92.5	66%	$109.6	69%
EMEA	31.1	22	38.1	24
Asia Pacific	9.9	7	8.7	6
Latin America	7.7	5	1.5	1
Total revenues	$141.2	100%	$157.9	100%

Revenues from North America increased $31.5 million or 16% in the nine months ended April 30, 2005 as compared to the prior year period. The fiscal 2004 acquisitions accounted for $30.0 million of the increase and license fees revenues from our core product lines increased $9.4 million. These increases were partially offset by decreases of $3.2 million and $4.7 million in support and services and other revenues, respectively, in our core product lines. The increase in license fees revenues was attributable to customer orders for the SSA ERP LN  product released in July 2004, as well as $4.2 million as a result of the carry-over impact of ratable revenue recognition for multi-year term license contracts discussed above. Support and services and other revenues from our core product lines decreased as a result of the non-renewal of long-term support contracts and declines in our services business, respectively.

Segment profits from North America increased $17.1 million or 18% in the nine months ended April 30, 2005 as compared to the prior year period. Segment profits were 47% of segment revenues in the nine months ended April 30, 2004 and 48% in the nine months ended April 30, 2005.

For the nine months ended April 30, 2005 compared to the prior year period, revenues from EMEA increased $33.2 million or 19% with $11.9 million of the increase attributable to the fiscal 2004 acquisitions, $22.4 million attributable to increased license fees revenues in our core product lines and $4.3 million attributable to increased support revenues from our core product lines, partially offset by a $5.4 million decrease in services and other revenues from our core product lines. The increase in license fees revenues was attributable to customer orders for the SSA ERP LN  product released in July 2004, as well as $4.1 million as a result of the carry-over impact of ratable revenue recognition for multi-year term license contracts discussed above.  The decrease in services and other revenues reflected the decline in our core product line services business.

Segment profits from EMEA increased $7.0 million or 23% in the nine months ended April 30, 2005 as compared to the prior year period. Segment profits were 18% of segment revenues in both the nine months ended April 30, 2004 and 2005.

Revenues from the Asia Pacific segment increased $1.2 million or 2% in the nine months ended April 30, 2005 compared to the nine months ended April 30, 2004, with $2.7 million of the increase attributable to the fiscal 2004 acquisitions and increased license fees and support revenues related to our core product lines of $0.6 million and $0.4 million, respectively. These increases were partially offset by lower services and other revenues of $2.5 million from our core product lines.

Segment profits from Asia Pacific decreased $1.2 million in the nine months ended April 30, 2005 as compared to the prior year period. Segment profits were 16% of segment revenues in the nine months ended April 30, 2004 and 14% in the nine months ended April 30, 2005.

Revenues from Latin America decreased $3.2 million or 12% as a result of $4.2 million and $1.0 million in lower license fees revenues and support revenues, respectively, from our core product lines. The decrease in license fees revenues resulted from a decrease in larger contracts in fiscal 2005. These decreases were offset by increased revenues of $0.7 million from the fiscal 2004 acquisitions and $1.3 million due to increased services and other revenues from additional professional services contracts in our core product lines.

Segment profits from Latin America decreased $6.2 million in the nine months ended April 30, 2005 as compared to the prior year period. Segment profits were 28% of segment revenues in the nine months ended April 30, 2004 and 6% in the nine months ended April 30, 2005, representing lower revenues, a revenue shift to the lower margin services business and increased bad debt expense.

Sales outside the United States accounted for approximately 60% of our total revenues for both the nine months ended April 30, 2004 and 2005.

License fees revenue

	Nine Months Ended April 30,					Percent
	2004	%	2005	%	Increase	Change
	(Dollars in millions)

License fees revenue from core product lines	$102.4	94%	$130.6	90%	$28.2	28%
Effect of fiscal 2004 acquisitions	6.8	6	14.3	10	7.5	110
License fees revenue	$109.2	100%	$144.9	100%	$35.7	33%

Total license fees revenues were $109.2 million for the nine months ended April 30, 2004 as compared to $144.9 million for the nine months ended April 30, 2005, an increase of $35.7 million or 33%. In the nine months ended April 30, 2005, $7.5 million of the incremental license fees revenues came from the fiscal 2004 acquisitions. License fees revenues from our core product lines were $102.4 million and $130.6 million for the nine months ended April 30, 2004 and 2005, respectively. This increase from our core product lines reflected increased customer orders for the SSA ERP LN  product released in July 2004, as well as increased sales lead generation from our marketing and advertising programs and improved sales force productivity, including experience selling our broader product line. The carry-over impact of $8.7 million from the ratable revenue recognition for multi-year term license contracts made effective at the beginning of the prior fiscal year also contributed to the increase.

Support revenues

	Nine Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions, except number of employees and
	annualized revenue per average employee)

Support revenues from core product lines	$233.2	97%	$233.7	90%	$0.5	—%
Effect of fiscal 2004 acquisitions	6.4	3	25.0	10	18.6	291
Support revenues	$239.6	100%	$258.7	100%	$19.1	8%

Total support revenues were $239.6 million for the nine months ended April 30, 2004 as compared to $258.7 million for the nine months ended April 30, 2005, an increase of $19.1 million or 8%. Approximately $18.6 million of the incremental revenue was attributable to the fiscal 2004 acquisitions. Support revenues attributable to our core product lines were $233.2 million and $233.7 million for the nine months ended April 30, 2004 and 2005, respectively, reflecting stable customer support renewals in both periods.

Support revenues decreased from 52% of total revenues for the nine months ended April 30, 2004 to 49% of total revenues for the nine months ended April 30, 2005. This shift reflected increased license fees revenues in fiscal 2005.

Services and other revenues

	Nine Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions)
Services and other revenues:
Services and other revenues from core product lines	$98.4	87%	$87.1	72%	$(11.3)	(11)%
Effect of fiscal 2004 acquisitions	15.0	13	34.2	28	19.2	128
Services and other revenues	$113.4	100%	$121.3	100%	$7.9	7%

Total services and other revenues were $113.4 million for the nine months ended April 30, 2004 as compared to $121.3 million for the nine months ended April 30, 2005, an increase of $7.9 million or 7%. Approximately $19.2 million of the change in services and other revenues in the nine month period ended April 30, 2005 were attributable to increased revenue from the fiscal 2004 acquisitions. Services and other revenues attributable to our core product lines were $98.4 million and $87.1 million for the nine months ended April 30, 2004 and 2005, respectively, reflecting reduced emphasis by us on consulting services due to lower associated profitability and a decrease in demand.

Cost of Revenues

Cost of license fees revenue

	Nine Months Ended April 30,					Percent
	2004	%	2005	%	Increase	Change
	(Dollars in millions)

Cost of license fees revenues for core product lines	$12.4	54%	$16.4	52%	$4.0	32%
Amortization of capitalized software and acquired technology	9.3	40	13.1	41	3.8	41
Effect of fiscal 2004 acquisitions	1.4	6	2.1	7	0.7	50
Cost of license fees revenues	$23.1	100%	$31.6	100%	$8.5	37%

Gross margin percentage on license fees revenues	79%		78%

Cost of license fees revenues includes royalties associated with the sale of third-party products, amortization of capitalized software and acquired technology and commissions paid to resellers. These costs totaled $23.1 million for the nine months ended April 30, 2004 as compared to $31.6 million for the nine months ended April 30, 2005, an increase of $8.5 million or 37%. Approximately $0.7 million of this increase was due to the impact of the fiscal 2004 acquisitions. The increase in amortization of capitalized software and acquired technology, which totaled $3.6 million, was related to the fiscal 2004 acquisitions. The increase in cost of license fees revenues for our core product lines and the decrease in gross margins was due to higher royalties on higher license fees revenues from third-party products in fiscal 2005.

Cost of support, services and other revenue

	Nine Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions)

Cost of support, services and other revenues from core product lines	$114.3	91%	$113.4	78%	$(0.9)	(1)%
Effect of fiscal 2004 acquisitions	11.0	9	31.8	22	20.8	189
Cost of support, services and other revenue	$125.3	100%	$145.2	100%	$19.9	16%

Gross margin percentage on total support, services and other revenues	65%		62%

Cost of support, services and other revenues was $125.3 million for the nine months ended April 30, 2004 as compared to $145.2 million for the nine months ended April 30, 2005, an increase of $19.9 million or 16%. This increase was attributable to the impact of the fiscal 2004 acquisitions. The acquired businesses, especially EXE, have a higher support, services and other revenue mix than our core product lines.

The gross margin related to support, services and other revenues decreased from 65% in the nine months ended April 30, 2004 to 62% in the nine months ended April 30, 2005 reflecting the impact of a lower margin related to the fiscal 2004 acquisitions.

Operating Expenses

Total operating expenses

	Nine Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions)

Total operating expenses for core product lines	$240.9	88%	$248.9	83%	$8.0	3%
Intangible asset amortization and stock compensation expense	24.1	9	26.2	9	2.1	9%
Effect of fiscal 2004 acquisitions	8.7	3	23.8	8	15.1	174
Total operating expenses	$273.7	100%	$298.9	100%	$25.2	9%

Operating margin percentage on total revenues	9%		9%

Total operating expenses were $273.7 million for the nine months ended April 30, 2004 as compared to $298.9 million for the nine months ended April 30, 2005, an increase of $25.2 million. Operating expenses for the nine months ended April 30, 2005 included $15.1 million in incremental expenses from the fiscal 2004 acquisitions.

Included in operating expenses for the nine months ended April 30, 2004 were approximately $17.3 million of amortization expense associated with our acquisitions compared to $19.2 million in the nine month period ended April 30, 2005 and $6.8 million and $7.0 million of non-cash stock compensation expense in the nine months ended April 30, 2004 and 2005, respectively. Also included in operating expenses for the nine months ended April 30, 2004 were $13.9 million of incremental auditor and consulting fees, acquisition integration and other transition costs principally attributable to Baan. The expenses associated with our core product lines reflect spending to support our total business operations, which benefited all product lines, including those acquired in the fiscal 2004 acquisitions.

Sales and marketing expenses

	Nine Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions)

Sales and marketing expenses for core product lines	$107.1	95%	$124.0	90%	$16.9	16%
Non-cash stock compensation	2.4	2	2.5	2	0.1	4
Effect of fiscal 2004 acquisitions	3.1	3	11.6	8	8.5	274
Total sales and marketing expenses	$112.6	100%	$138.1	100%	$25.5	23%

Total sales and marketing expenses were $112.6 million for the nine months ended April 30, 2004 as compared to $138.1 million for the nine months ended April 30, 2005, an increase of $25.5 million or 23%. Fiscal 2005 included $8.5 million in incremental expenses due to the fiscal 2004 acquisitions and $16.9 million of expenses from the core product lines, reflecting higher sales commissions due to higher license fees revenues and higher spending for advertising, marketing and product solutions, which benefited all product lines, including those acquired in the fiscal 2004 acquisitions.

Research and development expenses

	Nine Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decrease)	Change
	(Dollars in millions, except number of employees and
	expense per average employee)

Research and development expenses for core product lines	$68.7	97%	$70.1	92%	$1.4	2%
Effect of fiscal 2004 acquisitions	1.8	3	6.4	8	4.6	256
Total research and development expenses	$70.5	100%	$76.5	100%	$6.0	9%

Total research and development expenses were $70.5 million for the nine months ended April 30, 2004 as compared to $76.5 million for the nine months ended April 30, 2005, an increase of $6.0 million or 9%. In the nine months ended April 30, 2005, research and development expenses increased by $4.6 million due to the fiscal 2004 acquisitions and $1.4 million in our core product lines.

The increase in core research and development expense was primarily due to salary increases in our third quarter of fiscal 2005 and the impact of foreign exchange rates.

General and administrative expenses

	Nine Months Ended April 30,				Increase	Percent
	2004	%	2005	%	(Decease)	Change
	(Dollars in millions)

General and administrative expenses for core product lines	$63.9	89%	$56.3	85%	$(7.6)	(12)%
Non-cash stock compensation	4.2	6	4.4	6	0.2	5
Effect of fiscal 2004 acquisitions	3.8	5	5.8	9	2.0	53
Total general and administrative expenses	$71.9	100%	$66.5	100%	$(5.4)	(8)%

Total general and administrative expenses were $71.9 million for the nine months ended April 30, 2004 as compared to $66.5 million for the nine months ended April 30, 2005, a decrease of $5.4 million or 8%. The decrease in general and administrative expenses was largely due to the inclusion in the nine-month period ended April 30, 2004 of $13.3 million related to acquisition integration and transaction costs related to Baan that were not incurred in fiscal 2005 offset by increased costs in fiscal 2005 resulting from additional infrastructure needed to support our growth and costs associated with our preparations to be a public company.

Restructuring changes (benefits).  Restructuring charges (benefits) were a charge of $1.4 million for the nine months ended April 30, 2004 and a benefit of $1.4 million for the nine months ended April 30, 2005. See note H – “Restructuring”.

Other Income (Expense)

Interest expense.    Interest expense – related parties was $10.0 million for the nine months ended April 30, 2004 and $12.1 million for the nine months ended April 30, 2005, an increase of $2.1 million or 21%. The average related – party debt for the nine months ended April 30, 2004 totaled $214.3 million with average annual interest approximating 5.6%, plus amortization of prepaid financing fees. The average related – party debt for the nine months ended April 30, 2005 totaled $232.3 million with average annual interest approximating 6.4%, as well as amortization of prepaid financing fees. Approximately $2.7 million and $3.8 million of interest in the nine months ended April 30, 2004 and 2005 was due to imputing interest on the 1.23% promissory notes. Interest income – other was $0.3 million in both the nine months ended April 30, 2004 and 2005 and reflects an increase in interest income on the higher cash balances partially offset by higher interest expense due to higher average debt balances in the nine months ended April 30, 2005. The change in the average non-related party debt outstanding primarily reflects $12.0 million of convertible debt issued related to the Arzoon acquisition.  See “—Liquidity and Capital Resources” below.

Other income (expense).    We recorded other expense of $1.8 million in the nine months ended April 30, 2004 and income of $2.0 million in the nine months ended April 30, 2005, reflecting net foreign exchange gains and losses. These gains and losses resulted from the impact of exchange rates on intercompany balances between our subsidiaries.

Provision for income tax expense.    The provision for income tax was $12.9 million in the nine months ended April 30, 2004 and $15.8 million in the nine months ended April 30, 2005. The effective tax rate was 45% and 40% for the nine months ended April 30, 2004 and 2005, respectively. The effective rates exceeded the U.S. statutory rate of 34% due to state income taxes, income tax rate differences in foreign countries and operating losses in entities where tax losses already have a full valuation allowance.

Earnings per Share

	Nine Months Ended April 30,
	2004	2005
Loss per common share Basic and diluted	$(8.86)	$(11.95)
Earnings per preferred share Basic and diluted	$19.37	$26.93

See the discussion of our earnings (loss) per share calculation and components included in the discussion of the three months ended April 30, 2004 and 2005.

Liquidity and Capital Resources

General

Our principal sources of liquidity and capital resources historically have been funds derived from operations, borrowings pursuant to promissory notes and subordinated loans and the issuance of convertible preferred stock.  The proceeds from our IPO were largely used to pay down debt. We intend to fund future operating capital needs through cash on hand and future operating cash flows.

We believe that the amounts available from these and other sources will be sufficient to fund operations and capital requirements for the foreseeable future. However, our acquisition strategy may require us to raise additional equity capital or debt in the future, especially if we engage in significant expansion through acquisitions. In addition, we cannot assure you that changing business circumstances will not cause us to require additional capital for reasons that are not currently anticipated or that the additional capital will then be available to us on reasonable terms or at all. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Days sales outstanding, or DSOs, in accounts receivable were 82 days as of July 31, 2004, and were 98 days and 83 days at April 30, 2004 and 2005, respectively. DSOs are calculated based on net accounts receivable divided by average daily revenue for the quarters ended April 30, 2004, July 31, 2004 and April 30, 2005, excluding the impact of acquisitions consummated during the respective quarter, if applicable. The decrease in DSOs as compared to April 30, 2004 is related to improved productivity from collection results. There have not been any significant changes in payment terms or credit policies during fiscal 2004 or 2005. Our DSOs tend to be highest in our second quarter ending January 31st due to seasonally high annual support renewal billings.

As of July 31, 2004, we had net operating loss carryforwards, or NOLs, that could offset approximately $341.0 million of future taxable income for U.S. Federal income tax purposes. The utilization of $277.0 million of these tax losses, however, is restricted under Section 382 of the Internal Revenue Code to the extent they relate to acquired businesses, with an annual limit of $9.2 million available for use. Under Section 382, if an ownership change occurs, such as an acquisition, our ability to utilize NOLs may be subject to restriction. In addition, we had NOLs of approximately $528.9 at July 31, 2004 million that would enable us to offset future taxable income of our foreign subsidiaries. Approximately $286.9 million of these foreign NOLs expire at various dates through 2014. We estimate we will pay cash taxes totaling approximately $4.0 million in fiscal 2005 in connection with Federal, state and foreign income taxes.

On October 22, 2004, the American Jobs Creation Act of 2004, or the Jobs Act, went into effect. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. We may make this election with respect to dividends paid during either fiscal year 2005 or 2006. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. We are currently evaluating the Jobs Act to determine the potential financial impact on us. We expect to complete this evaluation by the end of fiscal 2005.

Cash Flows

Operating Activities.    The principal drivers of our cash flows from operating activities are the cash portion of operating income (operating income plus non-cash operating expense items such as depreciation, amortization and non-cash stock compensation) less cash paid for interest, restructuring costs and other changes in working capital.

During the nine months ended April 30, 2005, our cash flows from operations increased by $24.7 million to $63.3 million from $38.6 million in the prior year period. The primary drivers of this improvement were as follows:

•                  “cash” operating income (operating income plus depreciation, amortization and non-cash stock compensation expense) increased by $15.4 million to $94.2 million;

•                  restructuring cash outflows decreased by $25.9 million to $12.5 million primarily as a result of Baan-related restructuring payments included in the prior year period; and,

•                  other working capital used in operations (other than restructuring payments) decreased approximately $21.7 million in the nine months ended April 30, 2005 as compared to the prior year period, partially offsetting the increases described above.  The working capital decrease was primarily as a result of changes associated with support revenue renewals.

Investing and Financing Activities.

In fiscal 2004, our property and equipment needs were substantially met from assets obtained through acquisitions of businesses.

The following narrative summarizes our historical investing and financing activities for each period presented.

Investing activities resulted in the use of cash totaling $30.2 million and $10.7 million for the nine months ended April 30, 2004 and 2005, respectively.  Investing activities for the nine months ended April 30, 2004 included a net cash outflow of $25.4 million (net of cash acquired) for the EXE acquisition and $2.1 million from capitalized software costs. Investing activities for the nine months ended April 30, 2005 included a net cash outflow of $9.3 million for capital expenditures and $2.4 million from capitalized software costs. Fiscal 2005 capital expenditures include leasehold improvements related to expanded office space for our corporate headquarters and Great Britain locations and replacement of information technology equipment.

Financing activities resulted in net cash inflows of $39.4 million in the nine months ended April 30, 2004 and net cash outflows of $30.9 million in the nine months ended April 30, 2005. Financing cash inflows for the nine months ended April 30, 2004 included $40.7 million in borrowings under subordinated loans with related parties. Financing cash outflows for the nine months ended April 30, 2005 included a $25.0 million cash dividend paid to our preferred stockholders, establishment of a $3.7 million restricted cash balance and scheduled payments under promissory notes and other debt payments.

Debt and Credit Sources

As of June 1, 2005, we modified the terms of approximately $151.8 million of indebtedness owed by us to Madeleine L.L.C. and investment entities affiliated with General Atlantic with an interest rate of three-month LIBOR plus 2.75% adjusted quarterly, payable quarterly in arrears, with principal maturing June 1, 2008, and a senior unsecured ranking. These promissory notes do not subject us to any financial or other restrictive covenants likely to be contained in a debt instrument negotiated with a third party.

On June 4, 2004, in connection with the Arzoon acquisition, we issued subordinated convertible notes in the aggregate principal amount of $12.0 million to Arzoon and certain of its investors. The interest rate on the notes is 5% per annum, payable quarterly in arrears on the first day of each calendar quarter, until maturity, conversion or repayment. The maturity date on the promissory notes is June 4, 2007. Upon a change of control of our company where our successor is a publicly traded company or the initial public offering of our successor company if it is a privately-held company when it acquires us, each noteholder has the right to convert any portion of the amount then outstanding on such note into shares of our common stock at a conversion price of $19.64 per share, subject to anti-dilution adjustment. As of April 30, 2005, we had an aggregate of approximately $12.1 million outstanding on the notes including interest accrued thereon.

On February 4, 2005, we amended our existing standby letter of credit to $2.2 million and increased the corresponding pledged collateral (restricted cash) to $2.2 million. This letter of credit renews annually after March 2007 at a reduced amount until the final expiration in March 2016. Our obligation and our related restricted cash balance will be $2.2 million through March 2007, unless amended.  In addition, we pledged approximately $2.4 million of additional collateral (restricted cash) for a surety bond to be in place approximately one year.

We lease office facilities under operating leases, which generally require us to pay operating costs, including property taxes, insurance and maintenance. We also lease certain computer equipment under noncancelable operating leases. Rent expense under such leases aggregated $5.6 million and $5.1 million for the three months ended April 30, 2004 and 2005, respectively, and aggregated $16.7 million and $15.7 million for the nine months ended April 30, 2004 and 2005, respectively.

The following summarizes our contractual obligations on a pro forma basis at April 30, 2005, to reflect (a) the repayment of $81.2 million of indebtedness outstanding under certain of our promissory notes with the proceeds of the IPO, (b) the modification of the terms of approximately $151.8 million of indebtedness owed by us to Madeleine L.L.C. and investment entities affiliated with General Atlantic, and (c) the reclassification of our put warrants to stockholders’ equity as if they each occurred on April 30, 2005:

	Payments Due by Period
	Less than			After
	one year	1-3 years	4-5 years	5 years	Total
Contractual Obligations:
Promissory notes	$2.0	$0.8	$—	$—	$2.8
Subordinated convertible notes	0.6	12.7	—	—	13.3
Senior unsecured notes – related parties	8.5	171.0	—	—	179.5
Capital lease obligations	0.2	—	—	—	0.2
Operating leases	15.9	20.7	12.4	21.3	70.3
Total	$27.2	$205.2	$12.4	$21.3	$266.1

Other commercial commitments as of April 30, 2005 include the following:

	Payments Due by Period
	Less than			After
	one year	1-3 years	4-5 years	5 years	Total
Other Commercial Commitments:
Standby letters of credit	$4.6	$—	$—	$—	$4.6
Total	$4.6	$—	$—	$—	$4.6

Capital Expenditures

Our capital expenditures, primarily for computer equipment, leasehold improvements and office furniture, were approximately $0 and $9.3 million in the nine months ended April 30, 2004 and 2005, respectively. Our capital expenditures in fiscal 2004 were minimal due to the reuse of computers and networking equipment obtained through our acquisitions and due to our leasing of equipment under operating leases.  In fiscal 2005, we expect our full-year capital expenditures and capitalized software to increase to $14.0 million as we replace and invest in computer hardware and invest in our products.

Recently Issued Accounting Pronouncements

In March 2004, in its consensus on Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” (“EITF 03-6”), the Emerging Issues Task Force (“EITF”), expanded the notion of participation rights in calculating basic earnings per share from previous practice. EITF 03-6 does not focus on a security holder’s contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation. Instead, it defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period, even if those earnings would not actually be distributed from an economic or practical perspective and even if the company has legal or contractual limitations on its ability to pay dividends.

Under EITF 03-6, all securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible or potential common stock securities, are considered for inclusion in the computation of basic earnings per share using the two-class method. The application of the two-class method does not have an impact on the diluted earnings per share calculation because diluted earnings per share is required to be calculated using the if-converted method prescribed in
EITF 03-6. We have adopted Issue 03-6 and have presented earnings per share under the two-class method for all earnings per share calculations presented throughout our condensed and consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement is a revision of FASB Statement No. 123 “Accounting for Stock Based Compensation”. In addition, this statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost of employee services is recognized over the period during which an employee is required to provide service in exchange for the award. The fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after a grant date for the benefit of an employee, incremental compensation cost is required to be recognized.

SFAS 123(R) is effective for us for periods beginning after June 15, 2005. The cumulative effect of initially applying the statement, if any, will be recognized as of the required effective date.

We are currently evaluating the impact of this pronouncement on our consolidated financial position and results of operations.

We estimate that we would record the following stock-based compensation expense under SFAS 123(R) using the Black-Scholes option-pricing method based on past option grants and grants that will occur concurrent with the offering of our common stock:

Estimated
Stock-Based
Compensation
Expense
(in millions)
Fiscal year ending July 31, 2006	$12.0
Fiscal year ending July 31, 2007	9.5
Fiscal year ending July 31, 2008	6.9
Fiscal year ending July 31, 2009	3.0
Total estimated stock-based compensation expense over remaining vesting period	$31.4

Upon adoption of SFAS 123(R), we would eliminate deferred stock compensation included in stockholders’ equity and no longer record the associated non-cash stock compensation expense, which was $9.4 million in fiscal 2004.

See note C, “Stock-Based Compensation,” for pro forma disclosures regarding the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS No. 123. Depending on the stock-option valuation method adopted by us and other modifications to the calculation of stock-based compensation expense upon the adoption of the revised SFAS No. 123, or SFAS 123(R), the pro forma disclosure in note C may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following information, together with other information in this quarterly report on Form 10-Q. If any of the following risks or uncertainties occurs, our business, financial condition and operating results could be materially and adversely affected.

Risks Relating to Our Business and Our Indebtedness

Our historical operating results are of limited use in evaluating our historical performance and predicting future results because we used the purchase method of accounting for all of our acquisitions, including the fiscal 2003 and 2004 acquisitions.

Since December 1, 2002, we have engaged in a number of acquisitions, consisting of the acquisition of Infinium, Ironside, Baan, Elevon Inc. (“Elevon”), EXE, Arzoon and Marcam. We used the purchase method of accounting for each of these acquisitions. Therefore, the operating results of each of the acquired businesses for which we used the purchase method of accounting are included in our financial statements only from the date of its acquisition and, as a result, our historical operating results may be of limited relevance in evaluating the financial performance of our company as it now exists and may not be indicative of our future operating results. Our historical consolidated financial statements included herein may not be indicative of our future operating results, financial performance or financial position. Approximately $409.5 million, or 64%, of our total revenues of $636.5 million for fiscal 2004 came from our fiscal 2003 and 2004 acquisitions. Approximately $73.7 million, or 14%, of our total revenues of $524.9 million for the nine months ended April 30, 2005 came from the fiscal 2004 acquisitions. We refer to our acquisitions of Infinium, Ironside, Baan and Elevon collectively as the “fiscal 2003 acquisitions.” We refer to our acquisitions of EXE, Arzoon and Marcam collectively as the “fiscal 2004 acquisitions.” Together, we refer to these acquisitions as the “fiscal 2003 and 2004 acquisitions.”

Our limited operating history and our acquisitions make evaluating our business and our future financial prospects difficult. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by recently organized or combined companies.

Our strategy of supplementing our growth through selective acquisitions presents risks.

Part of our growth strategy includes evaluating and selectively pursuing acquisitions. Our future success will depend in part on our ability to effectively integrate businesses that we have acquired, in particular Baan and EXE, as well as businesses that we may acquire in the future. We expect to face significant challenges in consolidating functions and integrating procedures, personnel, product lines, technologies and operations in a timely and efficient manner, and the integration process may require significant attention from management and devotion of resources. For example, in fiscal 2004 our operating expenses included $16.8 million of acquisition integration and other transition costs principally attributable to Baan, including approximately $10.0 million in incremental auditor and consulting fees from the compilation of records and audit of Baan’s pre-acquisition financial results, which required substantial personnel resources and took nine months to complete. These amounts are included in our general and administrative costs in fiscal 2004.

We cannot assure you that we will be able to consummate acquisitions in the future on terms acceptable to us, if at all. In addition, future acquisitions are accompanied by the risk that the obligations and liabilities of an acquired company may not be adequately reflected in the historical financial statements of such company and the risk that such historical financial statements may be based on assumptions which are incorrect or inconsistent with our assumptions or approach to accounting policies.

We may not be able to realize the anticipated cost savings, synergies or revenue enhancements from combining acquired businesses and any businesses acquired in the future with our operations and we may incur significant cash integration costs to achieve these cost savings.

Even if we are able to integrate our acquired businesses, in particular Baan and EXE, and any businesses acquired in the future, with our operations successfully, we cannot assure you that we will realize the cost savings, synergies or revenue enhancements that we anticipate from such integration or that we will realize such benefits within the time frame that we currently expect or will expect. Realizing these benefits is both more important and more difficult because historically most of the companies we have acquired have been in poor financial condition or even close to bankruptcy. Our ability to realize anticipated cost savings, synergies or revenue enhancements may be affected by the timing and efficiency with which we can consolidate operations, reduce overlapping personnel while avoiding labor disputes and integrate acquired technology with our existing technology, all of which are difficult to predict. In addition, our cost savings may be reduced by unexpected costs in connection with our integration efforts or a slowdown in the collection of accounts receivable, operating losses or costs associated with lawsuits brought against us related to acquired businesses. See “Part II – Other Information – Item 1 —Legal Proceedings.” For example, the compilation of records and audit of Baan’s pre-acquisition financial results resulted in approximately $10.0 million in incremental auditor and consulting fees. These amounts are included in our general and administrative costs in fiscal 2004.

Our management and auditors have identified four significant deficiencies in our internal controls that, in aggregate, constituted a material weakness in the design and operation of our internal controls as of July 31, 2004, which, if not properly remediated could result in material misstatements in our financial statements in future periods.

Our independent auditors, Grant Thornton LLP, issued a letter to the Audit Committee of our board of directors in which they identified certain matters that they consider to constitute a material weakness in the design and operation of our internal controls as of July 31, 2004. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Our auditors based their material weakness determination on four identified significant deficiencies:

•                  Our sales representatives did not provide to our accounting personnel all contract documentation in connection with several customer arrangements in Japan entered into during fiscal 2001, 2002, and 2003 which led to the incorrect recording of revenue in those periods. The impact on our statement of operations was a reduction of license fees revenues of $0.7 million in fiscal 2001, $1.1 million in fiscal 2002 and $0.8 million in fiscal 2003, a decrease in income before income taxes of $0.7 million in fiscal 2001 and $1.1 million in fiscal 2002, and an increase in income before income taxes of $0.4 million in fiscal 2003.

•                  In connection with three customer arrangements in EMEA, revenues were recorded in the fourth quarter of fiscal 2004 even though software was not shipped until after quarter end. The impact on our statement of operations was a reduction of license fees revenues and income before income taxes of approximately $0.4 million for fiscal 2004.

•                  In January 2005, we became aware that sales and finance employees in Mexico had recorded two software license transactions in fiscal 2004 even though those employees knew that the contracts did not meet revenue recognition requirements. These employees subsequently falsely represented to, and withheld information from, both our corporate management and our auditors as to whether the transactions met revenue recognition requirements. This included knowledge of the falsification of customer signatures in one instance and misrepresentation of facts and circumstances in another instance indicating the fees from the arrangement were fixed and determinable upon contract signing. The impact on our statement of operations was a reduction of license fees revenues of $1.3 million and a reduction of income before income taxes of $0.7 million for fiscal 2004. The implicated sales and finance employees have resigned.

•                  In January 2005, we also became aware that finance personnel in Mexico had not properly evaluated available facts and circumstances associated with the entire Mexican receivable portfolio at the time the financial statements were prepared for fiscal 2004 and the three months ended October 31, 2004. The impact on our statement of operations was a reduction of income before income taxes of $1.2 million in fiscal 2004 and $0.2 million in the three months ended October 31, 2004. The implicated finance personnel have resigned.

In light of the significant deficiencies noted in Japan and Mexico and the aggregation of significant deficiencies constituting a material weakness, we have instituted control improvements that we believe will reduce the likelihood of similar revenue recognition errors to less than remote or to an inconsequential amount in the specific areas of the world that are judged to be most vulnerable. In addition, we have added further controls over contract review associated with revenue recognition and allowance for doubtful accounts judgments. These control improvements include:

•                  For software license transactions, cash payment of at least 20% will be required in areas deemed vulnerable to provide additional evidence that a legally binding, non-cancelable arrangement has been executed with the customer and that the contract terms are complete.

•                  Members of local and regional management who are not directly involved in contract negotiation will independently confirm the completeness of legal arrangements for contracts of a certain size with customers in areas deemed vulnerable.

•                  Independent review of revenue recognition for software license agreements of $50,000 or greater in Latin America will be performed by qualified personnel in our North American accounting department.

•                  Independent review of revenue recognition for larger software license agreements ($500,000 or greater in North America, EMEA and Japan, and $250,000 or more in Asia-Pacific and Latin America) and transactions of a non-routine nature in each geographic region will be performed by qualified personnel in our corporate headquarters. All software license agreements are reviewed by qualified accounting personnel in each geographic region for appropriate revenue recognition.

•                  Enhancement of our internal policies to clarify that all receivables (billed and unbilled) will be evaluated quarterly in our determination of the allowance for doubtful accounts.

•                  Independent reviews of the adequacy of the allowance for doubtful accounts for each geographic region will be performed by qualified personnel in our corporate headquarters.

We implemented these corrective actions in February 2005. We expect to incur approximately $500,000 annually for incremental staffing costs associated with these corrective actions. If the remedial policies and procedures we have implemented are insufficient to address the four significant deficiencies that, in aggregate, constituted a material weakness as of July 31, 2004, or if additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be harmed. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002, which will become applicable to us beginning with the required filing of our Annual Report on Form 10-K for fiscal 2006 in September 2006. Total external costs associated with Sarbanes-Oxley Section 404 compliance were $3.6 million through April 30, 2005. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. Although we believe we have addressed our material weakness in internal controls with the remedial measures we have implemented, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.

If accounting interpretations relating to revenue recognition change or companies we acquire have applied such standards differently than we do or have not applied them at all, our reported revenues could decline or we may incur the expense and risks associated with an audit or restatement of the acquired company’s financial statements.

Under current accounting standards, the terms and conditions of our license agreements could result in deferred recognition of our license revenues or contract revenues.

The accounting profession continues to discuss certain provisions of relevant accounting literature with the objective of providing additional guidance on potential interpretations related to software revenue recognition and so-called “multiple element arrangements” in which a single contract includes a software license, a maintenance services agreement and/or other “elements” that are bundled together in a total offering to the customer. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of revenue recognition. In addition, companies we acquire may have historically interpreted software revenue recognition rules differently than we do or may not have been subject to US GAAP as a result of reporting under local GAAP in a foreign country. If we discover that companies we have acquired have interpreted and applied software revenue recognition rules differently than prescribed by US GAAP, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of the acquired companies’ financial statements.

In connection with its audit of the Baan combined consolidated financial statements prepared in accordance with US GAAP and included in Amendment 11 of the Company’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on May 25, 2005, Ernst & Young Accountants identified a material weakness with respect to the Baan combined consolidated financial statements. Baan’s original system of financial reporting was designed to comply with UK GAAP, consistent with the GAAP applied in the financial statements of its former parent, and the records of its subsidiaries were kept in other local GAAP, and then consolidated into its former parent’s financial statements. As a result, the Baan historical financial information prior to our acquisition of Baan was not prepared in accordance with certain aspects of US GAAP regarding software revenue recognition principally related to multiple element arrangements that require deferral of revenues until delivery. Several instances were also found where revenues were not recorded over the proper term as specified in the arrangements. The financial accounting reconstruction, compilation and audit have been completed, at a cost to us of approximately $10.0 million, in order to obtain an audit opinion as to Baan’s compliance with US GAAP. In response to the material weakness identified by Ernst & Young Accountants, which related to the pre-acquisition period for Baan, we have also installed control processes to address future US GAAP compliance with specific attributes covering multiple element arrangements, as well as delivered and undelivered elements in such arrangements. Baan-related revenues were $282.3 million in fiscal 2004, or 44% of our consolidated revenues for such period.

Our quarterly revenues, cash flows and results of operations are difficult to predict and may fluctuate substantially.

Due to the typical purchasing patterns of customers of enterprise software, revenues, cash flows and results of operations for companies in the software industry are volatile, difficult to predict and often fluctuate from quarter to quarter. These fluctuations can materially adversely affect our business, financial position, results of operations and cash flows. Our license revenues in any quarter depend substantially upon the number and size of contracts signed and our ability to recognize the associated revenues under our revenue recognition policy. While our forecast estimates may provide us with guidance in business planning and budgeting, these forecast estimates are speculative and may not consistently correlate to actual revenues and cash flow in a particular quarter or over a longer period of time. If we do not accurately forecast our contracting activity, we may improperly plan or budget, and our business, financial position, results of operations and cash flows could be materially adversely affected.

Our future revenues are substantially dependent upon existing customers continuing to license our products and renew their maintenance agreements with us.

We depend on our existing customers for additional future revenues from ongoing maintenance, professional consulting services and licenses of other products. Our maintenance agreements are generally renewable after twelve months or longer at the option of the customers and there are no mandatory renewal obligations or obligations to license additional software. Likewise, a change in business conditions could alter current customer purchasing plans and they may not necessarily generate significant revenues and cash flow in future periods.

If we fail to continually improve our software products, effectively manage our product offerings, successfully migrate the technologies underlying our diverse products into unified standards and introduce new products and service offerings, our competitive position could erode and our business may suffer.

The market for our software products is characterized by technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The market for business application software has been and continues to be intensely competitive, which requires that we continually improve our existing products and create new products while at the same time controlling our costs. In addition, as a result of our acquisitions, we have acquired many diverse brands and products with different underlying technology and programming which require significant expense to improve and support on an ongoing basis. Our future success will depend in part upon our ability to:

•                  converge our product offerings and migrate the technology and programming underlying our diverse products into unified standards, as in the case of our SSA ERPLN software release in July 2004, which converges interBiz and Baan ERP product offerings;

•                  continue to enhance and expand our existing products and services;

•                  make our products compatible with future and existing interfaces that achieve popularity within the enterprise application marketplace, including NT, Unix and IBM iSeries;

•                  continue to successfully integrate third-party products, as in our business intelligence product area;

•                  enter new markets; and

•                  develop and introduce new products and new services that satisfy increasingly sophisticated customer requirements, keep pace with technological developments, provide customer value and are accepted in the market.

We cannot assure you that we will be successful in anticipating and developing product enhancements or new products and services to adequately address changing technologies and customer requirements. Any such products, solutions or services may not be successful in the marketplace or may not generate expected revenues or cash flow.

We may not receive significant revenues from our current research and development efforts for several years.

Developing and localizing software is expensive, and the investment in product development may involve a long payback cycle. In fiscal 2004, our research and development expenses were $95.2 million, or approximately 15% of our total revenues. These expenses included $46.7 million related to the fiscal 2003 and 2004 acquisitions. For the nine months ended April 30, 2005, our research and development expenses were $76.5 million, or approximately 15% of our total revenues of $524.9 million, which expenses included $6.4 million related to our fiscal 2004 acquisitions. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we do not expect to receive significant revenues from these investments for several years, if at all.

As our software offerings increase in number, scope and complexity, our need to avoid any undetected errors and to correct any identified errors may increase our costs, slow the introduction of new products and we may become subject to warranty or product liability claims which could be costly to resolve and result in negative publicity.

Although we test each of our new products and product enhancement releases and evaluate and test the products we obtain through acquisitions before introducing them to the market, we cannot assure you that significant errors will not be found in existing or future releases of our software products, with the possible result that significant resources and expenditures may be required in order to correct such errors or otherwise satisfy customer demands. In addition, defects in our products or difficulty integrating our products with our customers’ systems could result in delayed or lost revenues, warranty or other claims against us by customers or third parties, adverse customer reaction and negative publicity about us or our products and services or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows. For example, one of our customers has brought a lawsuit alleging, among other things, that defects and deficiencies in, and failed implementation of, Baan’s software has caused and continues to cause it significant losses. See “Part II – Other Information – Item 1. Legal Proceedings” for more information.

Errors, defects or other performance problems of our products could result in harm or damage to our customers and expose us to liability, which may adversely affect our business and operating results.

Because our customers may use our products for mission-critical applications, errors, defects or other performance problems may cause financial or other damages to our customers and result in claims for substantial damages against us, regardless of our responsibility for such errors, defects or other performance problems. The terms of our contracts with our customers are generally designed to limit our liability for errors, defects or other performance problems and damages relating to such errors, defects or other performance problems, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available on acceptable terms or that the insurer will not deny coverage as to any future claim. The successful assertion against us of one or more large claims that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial position, results of operations and cash flows. Furthermore, even if we succeed in the litigation, we are likely to incur substantial costs and our management’s attention will be diverted from our operations.

We may not be able to protect our intellectual property rights, which may cause us to incur significant costs in litigation and an erosion in the value of our brands and products.

We rely on a combination of the protections provided by applicable trade secret, copyright, patent and trademark laws, license and non-disclosure agreements and technical measures to establish and protect our rights in our products. We cannot assure you that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. While our policies dictate that all independent contractors sign non-disclosure agreements with respect to our products, we can not assure you this protection will be adequate. Despite our efforts, it may be possible for third parties to copy certain portions of our products or reverse-engineer or otherwise obtain and use information that we regard as proprietary. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, we cannot assure you that we will be able to protect our proprietary software against unauthorized third party copying or use, which could adversely affect our competitive position.

When we license our software, we are typically subject to a representation that our software does not infringe on any proprietary rights of third parties. Although we do not believe that we are infringing any proprietary rights of others, third parties have claimed and may claim in the future that we have infringed their intellectual property rights. For example, Macrovision Corporation, or Macrovision, recently filed suit against us alleging that we are infringing a patent owned by Macrovision. While this particular claim was subsequently voluntarily dismissed, we expect that our software products will increasingly be subject to such claims as the number of products and competitors in our industry segment grows, as we expand our products into new industry segments and as the functionality of products overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product delays, subject our products to an injunction, require a complete or partial re-design of the relevant product or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

Our revenues, cash flows and results of operations may be reduced if we need to lower prices or offer other favorable terms on our products and services to meet competitive pressures in our industry.

The market for enterprise software applications has been and continues to be intensely competitive. We compete with a variety of software vendors, some of whom are active across the entire range of ERP products and services and others who are only active in niche segments, including vendors in the manufacturing, customer relationship management, corporate performance management, product lifecycle management, supplier relationship and supply chain management application market segments, and providers of human resource, financial management and enterprise resource planning software products. In addition, companies that have historically focused primarily on selling their software products to businesses that are either smaller or larger than those which we primarily target have increasingly begun to target mid-market companies, which we define as companies with revenues ranging from $100.0 million to $1.0 billion. Some of these companies may develop (or may have already developed) an overall concept or individual product offering which may be perceived to be as good as or better than our product offerings. Some of our competitors have advantages over us due to their significant worldwide presence, longer operating and product development history, larger installed customer base, and substantially greater financial, technical and marketing resources. In addition, we believe that competition will increase as a result of industry consolidation. Accordingly, it is likely that new competitors or alliances among competitors will emerge and may rapidly move to gain significant market share.

In response to competition and general adverse economic conditions, we have been required in the past, and may be required in the future, to furnish additional discounts to customers, otherwise modify our pricing practices or offer more favorable payment terms or more favorable contractual implementation terms. These developments have and may increasingly negatively impact our revenues, cash flows and results of operations.

Downturns in general economic and market conditions and reductions in information technology budgets cause decreases in demand for our software and related services which could negatively affect our revenues, cash flows and results of operations.

Our revenues, cash flows and results of operations depend on the overall demand for our products, software and related services. Economic downturns in one or more of the countries in which we do business have resulted in reductions in the information technology budgets for some portion of our customers. At times, such reductions have resulted in delays or cancellations of customer purchases. Future delays or cancellations could have a material adverse effect on our business, financial position, results of operations and cash flows. Prolonged economic slowdowns may result in customers requiring us to renegotiate existing contracts on less advantageous terms than those currently in place or default on payments due on existing contracts. In particular, our business, financial position, results of operations and cash flows may be significantly adversely affected by a prolonged economic slowdown in the North American market or the EMEA market because we derive a substantial portion of our revenues from software licenses and services in those markets.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Our acquisitions, in particular the acquisition of Baan, have increased the size and scope of our international operations. For the nine months ended April 30, 2005 and fiscal 2004, approximately 60% of our total revenues in both periods were derived from sources outside the United States. We currently have operations throughout EMEA, Asia, Latin America, Australia and Canada. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include, but are not limited to:

•                  difficulty in enforcing agreements through foreign legal systems;

•                  foreign customers may have longer payment cycles;

•                  fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•                  required compliance with a variety of software localization requirements, tax or other matters; and

•                  changes in general economic and political conditions in countries where we operate and, in the latter case, particularly in emerging markets.

Our business success depends in part on our ability to anticipate and effectively manage these and other regulatory, economic, social and political risks inherent in international business. We cannot assure you that we will be able to effectively manage these risks or that they will not have a material adverse effect on our international business or on our business as a whole.

In particular, we conduct our business and incur costs in the local currency of most countries where we operate. Since our consolidated financial statements are denominated in United States dollars, changes in currency exchange rates between the United States dollar and local currencies and, to the extent applicable, between local currencies and the currencies in which revenues are generated and expenses are incurred, have had, and will continue to have, an impact on our business, financial position, results of operations and cash flows. For the nine months ended April 30, 2005, approximately 59% of our total revenues and 56% of our total cost of revenues and operating expenses were denominated in foreign currencies. For fiscal 2004, approximately 60% of our total revenues and 54% of our total cost of revenues and operating expenses were denominated in foreign currencies. See “Item 3 — Quantitative and Qualitative Disclosure about Market Risk.”

Our future success depends on our ability to retain our key employees and attract and retain qualified employees in a competitive labor market.

We are dependent on the services of Michael Greenough, our Chief Executive Officer, and other members of our senior management team to remain competitive in our industry. The loss of Michael Greenough or any other member of our senior management team could have an adverse effect on us.

Due to the competitive employment nature of the software industry, there is a risk that we will not be able to retain or replace these key employees. Most of our current key employees are subject to employment agreements, option agreements or conditions that contain post employment non-competition provisions. However, these agreements permit the employees to terminate their employment on relatively short notice.

In addition, we believe that our future success will depend upon our ability to attract, train and retain highly skilled technical, managerial, sales and marketing personnel. If we do not attract, train, retain and effectively manage our employees, our costs may increase, development and sales efforts may be hurt and our customer service may be degraded. Due to the competitive employment nature of the software industry, we cannot assure you that we will continue to be able to attract and retain the personnel we require to conduct our operations successfully. Use of non-compete agreements by some of our competitors further decreases the pool of available management, sales and technical personnel.

Some of our non-U.S. employees are represented by workers’ councils or are employed subject to local laws that are less favorable to employers than the laws of the United States.

Some of our employees outside the United States are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such favorable employment rights require us to expend greater time and expense in making changes to employees’ terms of employment or making staff reductions. For example, as of April 30, 2005, we had 638 employees in Germany and the Netherlands, or approximately 18% of our total workforce, represented by workers’ councils which must approve any changes in conditions of employment, including salaries and benefits. Of these employees, 280 were engaged in research and development activities, 112 in sales and marketing activities, 175 in customer support and services activities and 71 in general and administrative activities. While we believe that our relations with our employees are satisfactory, a significant dispute with our employees could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our indebtedness and future indebtedness could adversely affect our financial health, limit our cash flow available to invest in the ongoing needs of our business and adversely affect the price of our common stock.

As of June 1, 2005, we had approximately $166.2 million of indebtedness outstanding. Our cash and cash equivalents totaled $128.9 million as of April 30, 2005. Assuming our cash and cash equivalents and debt levels remain constant at our April 30, 2005 levels, after giving effect to the repayment of indebtedness, we will have to generate a minimum of $37.3 million of net cash flow through any combination of normal operations of our company, raising of debt and equity capital and asset sales through June 2008 to meet the remaining principal and interest payments of our outstanding promissory notes and subordinated promissory notes.

In addition, we had approximately $4.6 million of letters of credit issued for our account as of April 30, 2005. On February 4, 2005, we amended our existing standby letter of credit to $2.2 million and increased the corresponding pledged collateral (restricted cash) to $2.2 million. This letter of credit renews annually after March 2007 at a reduced amount until the final expiration in March 2016. Our obligation and our related restricted cash balance will be $2.2 million through March 2007, unless amended.  In addition, we pledged approximately $2.4 million of additional collateral (restricted cash) for a surety bond to be in place about one year.

Our indebtedness could have important consequences, including the following:

•                  make it more difficult for us to satisfy our financial and payment obligations, or to refinance maturing indebtedness;

•                  make us more vulnerable to a downturn in the economy or our business;

•                  limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general corporate purposes;

•                  require application of a significant portion of our cash flow from operations to the payment of debt service costs, which would reduce the funds available to us for our operations;

•                  limit our flexibility in planning for, or reacting to, changes in our industry, business and markets; and

•                  place us at a competitive disadvantage to the extent we are more highly leveraged than some of our competitors.

We may incur significant additional indebtedness in the future to fund our continued operations. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase.

Risks Related to our Common Stock.

There is currently a limited market for our common stock, and we do not know if one will develop to provide you with adequate liquidity. If our stock price fluctuates, you could lose a significant part of your investment.

We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on The NASDAQ National Market or otherwise or how liquid that market might become. If an active trading market does not develop, you may have difficulty selling any of our common stock that you buy. The market price of our common stock may be influenced by many factors, some of which are beyond our control, including:

•                  the failure of securities analysts to cover our common stock after our IPO or changes in financial estimates by analysts;

•                  announcements by us or our competitors of significant contracts or acquisitions;

•                  variations in quarterly operating results;

•                  loss of a large customer or supplier;

•                  general economic conditions;

•                  terrorist acts;

•                  future sales of our common stock; and

•                  investor perceptions of us and the industries in which our products are used.

As a result of these factors, investors in our common stock may not be able to resell their shares at or above the initial offering price of $11.00 or subsequent price paid for the shares. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Affiliates of Cerberus Capital Management, L.P. and General Atlantic LLC control us and may have conflicts of interest with other stockholders in the future.

As of June 21, 2005, funds and accounts managed by Cerberus Capital Management, L.P., or Cerberus, or its affiliated management companies, and investment entities affiliated with General Atlantic LLC, or General Atlantic, which we refer to collectively as our controlling stockholders, collectively own 86.7% of our common stock. As a result, our controlling stockholders continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Our controlling stockholders also have sufficient voting power to amend our organization documents. We cannot assure you that the interests of our controlling stockholders will coincide with the interests of other holders of our common stock. For example, our controlling stockholders could cause us to make acquisitions that increase the amount of our indebtedness or sell revenue-generating assets. Additionally, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisitions opportunities may not be available to us. So long as our controlling stockholders continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

We are a “controlled company” within the meaning of NASDAQ rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

Our controlling stockholders continue to control a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the rules governing companies with stock quoted on The NASDAQ National Market. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. Following the IPO, we intend to utilize these exemptions. Our Board of Directors will not have a majority of independent directors, and our nominating and compensation committees will not consist entirely of independent directors. Accordingly, the procedures for approving significant corporate decisions can be determined by directors who have a direct or indirect interest in the matters and you will not have the same protections afforded to stockholders of other companies with stock quoted on The NASDAQ National Market.

Certain provisions of our charter documents and agreements and Delaware law could discourage, delay or prevent a merger or acquisition at a premium price.

We may amend and restate our certificate of incorporation to include provisions that:

•                  permit us to issue preferred stock in one or more series and, with respect to each series, fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of such series, and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series; and

•                  limit stockholders’ ability to call special meetings.

These provisions may discourage, delay or prevent a merger or acquisition at a premium price.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. In addition, certain of our employment agreements and incentive plans provide for vesting of stock options and/or payments to be made to the employees there under if their employment is terminated in connection with a change of control, which could discourage, delay or prevent a merger or acquisition at a premium price.

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock could fluctuate significantly for various reasons which include:

•                  our quarterly or annual earnings or those of other companies in our industry;

•                  the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•                  changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other software companies;

•                  changes in general conditions in the U.S. and global economy, financial markets or software industry, including those resulting from war, incidents of terrorism or responses to such events;

•                  sales of common stock by our controlling stockholders, directors and executive officers; and

•                  the other factors described in these “Risk Factors.”

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. We have 68,017,057 shares of common stock outstanding as of June 21, 2005, including 1,350,000 shares issued in connection with the exercise of the underwriters’ over-allotment option, of which 58,939,777, shares are held by our controlling stockholders. However, prior to the IPO, we and our current stockholders, subject to certain limited exceptions, agreed with the underwriters of our IPO to a “lock-up” period, meaning that such parties may not, subject to certain other exceptions, sell any of their existing shares of our common stock without the prior written consent of J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., representatives of the underwriters, until 180 days after May 26, 2005. However, in the event that either (1) during the last 17 days of the “lock-up” period, we release earnings results or announce material news or a material event relating to us or (2) prior to the expiration of the “lock-up” period, we announce that we will release earnings results during the 16-day period beginning on the last day of the “lock-up” period, then in each case the expiration of the “lock-up” period will be automatically extended until the expiration of the 18-day period beginning on the date of the release or the earnings results or the announcement of the material news or material event, as applicable, unless J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., representatives of the underwriters, waive, in writing, such an extension. Notwithstanding the foregoing, on and after the ninety-first day after May 25, 2005, the date of pricing the IPO, we may announce the offer or sale of shares of our common stock in connection with the acquisition of a company, asset or business, provided that the aggregate market value of such shares does not exceed 5.0% of our market capitalization as of the date of pricing this offering and the recipients of such shares agree to be bound by the restrictions described above. Certain of our officers have entered into additional lock-up agreements. When the “lock-up” agreements expire, these shares and the shares underlying the options will become eligible for sale, in some cases subject to the requirements of the Rule 144 holding period requirement. Sales of a substantial amount of our common stock in the public market, or the perception in the public market of such sales, could decrease the market price of our common stock significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

We do not intend to pay dividends on our common stock for the foreseeable future, and the instruments governing potential future indebtedness may contain various covenants that may limit our ability to pay dividends.

It is our present intention not to pay dividends on our common stock for the foreseeable future. Our Board of Directors may, at its discretion, modify or repeal our dividend policy. Future dividends, if any, with respect to shares of our common stock will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our Board of Directors may deem relevant. Accordingly, we cannot assure you that we will pay dividends in the future or at all.

The instruments governing potential future indebtedness may contain covenants which place limitations on the amount of dividends we may pay.

In addition, under Delaware law, our Board of Directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to interest rate risk and foreign currency risks, as described below.  We do not use derivative financial instruments to hedge our interest rate or foreign currency exchange rate risks or for speculative investment purposes.

Interest Rate Risk. Upon the consummation of our IPO, we modified the terms of approximately $151.8 million of indebtedness owed by us to Madeleine L.L.C. and investment entities affiliated with General Atlantic to provide for an interest rate of average three-month LIBOR plus 2.75% on this indebtedness.

In addition, our cash and cash equivalents are subject to interest rate risk. We manage this risk by maintaining cash equivalents with relatively short average maturities. We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Generally, operating cash balances held at banks outside of the United States are denominated in the local currency.

The weighted-average yield on interest-bearing investments held as of July 31, 2004 and April 30, 2005 was approximately 1.00% and 2.15%, respectively. Based on our investment holdings at April 30, 2005, a 100 basis point decline in the average yield would reduce our annual interest income by $1.2 million.

The United States Federal Reserve Board (“Federal Reserve”) influences the general market rates of interest. The federal funds rate was raised to 3.25 % on June 30, 2005, the ninth quarter-point increase since June 2004. We expect that the Federal Reserve will continue to raise interest rates throughout 2005 and in 2006. On Ju1y 5, 2005, the three-month LIBOR rate stood at 3.55%, which would result in a rate of 6.30% on the $151.8 million of modified indebtedness if the interest rate was calculated on such date. Future interest rate increases would result in increased interest expense.

Foreign Currency Risk.    As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the nine months ended April 30, 2005, approximately 59% of our total revenues and 56% of our cost of revenues and operating expenses were denominated in foreign currencies. The following table shows the approximate split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure at April 30, 2005
		UK	Japanese		Total
	Euro	Pound	Yen	Other	Exposure
Total revenues (nine months ended April 30, 2005)	42%	20%	7%	31%	100%

Total cost of revenues and operating expenses (nine months ended April 30, 2005)	42%	18%	7%	33%	100%

For fiscal 2004, approximately 60% of our total revenues and 54% of our cost of revenues and operating expenses were denominated in foreign currencies.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. The Company has reviewed its internal control structure and these disclosure controls and procedures. In connection with this review, the Company has established a Disclosure Committee that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. The Disclosure Committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Company’s Disclosure Committee is comprised of a senior legal official, corporate controller, director of investor relations, chief information officer, Company senior director of internal audit, treasury and financial planning officer and certain other members of the Company’s finance department.

The Company’s disclosure controls and procedures are not capable of preventing all instances of error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. The Company’s disclosure controls and procedures can be circumvented by the individual acts of some persons, by collusion or two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected on a timely basis.

CEO and CFO certifications.  Attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications by the Company’s CEO and CFO. These certificates are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This portion of the Company’s Quarterly Report on Form 10-Q describes the results of the Company’s controls evaluation referred to in the Section 302 Certifications.

Evaluation of the Company’s disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, as required by Rule 13a-15 of the Securities Exchange Act of 1934, and found the controls to be effective.

In light of the significant deficiencies noted in Japan and Mexico and the aggregation of significant deficiencies constituting a material weakness as of July 31, 2004, the Company has instituted control improvements that management believes will reduce the likelihood of similar revenue recognition errors to less than remote or to an inconsequential amount in the specific areas of the world that are judged to be most vulnerable. In addition, during the three months ended April 30, 2005, the Company added further controls over contract review associated with revenue recognition and allowance for doubtful accounts judgments. These control improvements include:

•                  For software license transactions, cash payment of at least 20% will be required in areas deemed vulnerable to provide additional evidence that a legally binding, non-cancelable arrangement has been executed with the customer and that the contract terms are complete.

•                  Members of local and regional management who are not directly involved in contract negotiation will independently confirm the completeness of legal arrangements for contracts of a certain size with customers in areas deemed vulnerable.

•                  Independent review of revenue recognition for software license agreements of $50,000 or greater in Latin America will be performed by qualified personnel in our North American accounting department.

•                  Independent review of revenue recognition for larger software license agreements ($500,000 or greater in North America, EMEA and Japan, and $250,000 or more in Asia-Pacific and Latin America) and transactions of a non-routine nature in each geographic region will be performed by qualified personnel in our corporate headquarters. All software license agreements are reviewed by qualified accounting personnel in each geographic region for appropriate revenue recognition.

•                  Reviews of the adequacy of the allowance for doubtful accounts for each geographic region will be performed.

The Company implemented these corrective actions in February 2005 and expects to incur approximately $500,000 annually for incremental staffing costs associated with these corrective actions.

Part II  Other Information

Item 1.   Legal Proceedings.

Certain of the Company’s Baan subsidiaries are party to certain labor and product liability litigation, substantially all of which was commenced prior to acquisition. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company has accrued $13.8 million as of April 30, 2005 for the litigation in respect of which the Company believes a loss is probable and reasonably estimable. The Company believes it has good defenses in connection with many of these claims and intends to vigorously contest such claims or seek to reach settlements to the extent appropriate. The Company believes the reserve amount is sufficient for the ultimate resolution of all current Baan-related litigation. There can be no assurance that this will be the case.

On February 27, 2004, Peavey Electronics Corporation (“Peavey”), filed a complaint in the Circuit Court of Lauderdale County, Mississippi against Baan U.S.A., Inc., or Baan USA. The complaint includes claims that Baan USA breached its warranties and obligations under the software license and support agreement and the professional services agreement entered into by the parties. In addition, the complaint includes claims of fraud, fraudulent misrepresentation and negligent misrepresentation against Baan USA. These claims are based on allegations by Peavey of defects and deficiencies in, and failed implementation of, Baan USA’s software. Peavey’s complaint asserts losses of $28.5 million, which Peavey claims is the amount spent by Peavey on the software and implementation, including license and consulting fees, and seeks punitive damages, in an unspecified amount, interest and attorneys’ fees. On April 1, 2004, Baan USA filed a motion to dismiss Peavey’s complaint, which the court granted in part, as well as an answer to the complaint claiming a number of defenses. The Company has evidence that, in its view, suggests that there were no defects or deficiencies in the software and consulting services provided to Peavey from Baan USA which could have caused the damages alleged by Peavey, and the Company believes that any such damages were caused by actions taken by Peavey to alter the Baan USA software. In addition, the Company believes many of the claims alleged by Peavey are subject to a statute of limitations defense.  Accordingly, the Company believes Baan USA has meritorious defenses in connection with the claims alleged by Peavey and intends to vigorously contest such claims. The Company has not recorded any reserves associated with this case.

On February 11, 2005, Macrovision Corporation (“Macrovision”) filed a complaint in the United States District Court Northern District of California against us and Baan USA alleging infringement of a patent owned by Macrovision. On May 16, 2005, after discussion and correspondence between the respective parties and their attorneys regarding the alleged patent infringement, Macrovision voluntarily dismissed its complaint.

On June 30, 2005, Fuji Electric Holdings and Fuji Electric Systems (collectively “Fuji”) initiated litigation against Baan Japan Co LTD. (“Baan Japan”), a Company subsidiary located in Japan.  The complaint alleges breach by Baan Japan of certain contract commitments set forth in a Software License Agreement, dated September 2002, and related documents (collectively “Agreements”); which Agreements provide Fuji with a right and license to use Baan products and to resell licenses to unrelated third parties.  Fuji seeks the return of most, if not all, of the fees previously paid to Baan Japan, approximating $5.0 million.  Fuji is also seeking a declaratory judgment order indicating that the outstanding balance, approximating an additional $5.0 million, should not be paid.  Although we are still evaluating the claims alleged by Fuji, we believe that we have meritorious defenses against such claims and demands, including Fuji’s request for declaratory judgment, and intend to vigorously contest them.

The Company is and may from time to time in the future become subject to certain other legal proceedings and claims which arise in the normal course of business. These routine litigation matters are settled or defended, depending on the circumstances of each claim. While any legal proceeding has elements of uncertainty, the Company does not believe, based on historical experience and current facts, that the amount of any liability incurred in connection with these types of claims would have a material effect on the Company’s financial condition or on the results of the Company’s operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

There have been no unregistered sales of equity securities in the quarterly period ended April 30, 2005 covered by this report on Form 10-Q.

In connection with the Registration Statement filed on Form S-1, as amended (No. 333-116156), originally filed on June 4, 2004 and declared effective on May 25, 2005, the Company consummated the offering of 9,000,000 shares of common stock of the Company (the “Shares”) at an initial public offering price of $11.00 per share on June 1, 2005.  The offering was made through an underwriting syndicate led by JPMorgan and Citigroup, who acted as joint book-running managers. Jefferies Broadview; Lazard Capital Markets; Pacific Growth Equities, LLC; and Piper Jaffray acted as co- managers.  To the extent that the underwriters sell more than 9,000,000 Shares, the underwriters have a 30-day option to purchase an additional 1,350,000 Shares at $11.00 per share. On June 16, 2005, the underwriters of the IPO exercised the over-allotment option to purchase 1,350,000 shares of common stock at the IPO price of $11.00 per share.

Total offering proceeds were $113,850,000 less the underwriting discount of $7,969,500, totaling $105,880,500.  Taking into account estimated total fees and expenses of the offering of approximately $5,700,000, the net proceeds of the offering totaled approximately $100,180,500.  As indicated in the Registration Statement and prospectus filed on May 26, 2005, the Company utilized the net proceeds to (1) repay $81,200,000 of certain indebtedness and (2) retained $19.0 million for general working capital purposes.  A portion of the remaining proceeds were used to pay management bonuses aggregating $6.5 million on June 1, 2005.

Item 6.    Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss1350, as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSA Global Technologies, Inc.

Date:	July 7, 2005	By:	/s/ Michael Greenough

Michael Greenough
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date:	July 7, 2005	By:	/s/ Stephen P. Earhart

Stephen P. Earhart
Executive Vice President and Chief
Financial Officer

SSA Global Technologies, Inc.

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss1350, as adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.