Form 10-K
period 2005-07-31
SSA GLOBAL TECHNOLOGIES, INC
filed 2005-10-21
CIK 1205431

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number: 000-51330

SSA Global Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	84-1542338 (I.R.S. Employer Identification Number)
500 W. Madison, Suite 2200, Chicago, Illinois 60661 (Address of principal executive offices)
(312) 258-6000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None
Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        At July 31, 2005, the last business day of the registrant's most recently completed fiscal quarter, there were 68,034,315 shares of registrant's common stock outstanding of which 9,094,539 were held by non-affiliates, and the aggregate market value of such shares held by such non-affiliates of the registrant (based upon the closing sale price of such shares on The Nasdaq National Market on July 31, 2005) was approximately $119,593,188. Shares of registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 5% or more of registrant's outstanding common stock as of July 31, 2005 have been excluded in that such persons may be deemed to be affiliates of the registrant.

        On September 30, 2005, the registrant had 68,054,315 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's annual stockholders' meeting to be held on March 15, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated.

Form 10-K
For the Fiscal Year Ended July 31, 2005

TABLE OF CONTENTS

i

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements". Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "plan," "will be," "will likely continue," "will likely result," or words or phrases with similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although we believe to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

  •
  General economic and business conditions, including currency exchange rate fluctuations;

  •
  Our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions that we consummate;

  •
  Our ability to maintain effective internal control over financial reporting;

  •
  Our ability to attract and retain key personnel;

  •
  Our success in developing and introducing new products and services; and

  •
  Competition in the software industry, as it relates to both our existing and potential new customers.

        See "Risk Factors" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for other risks affecting our business. We disclaim any obligation to update any forward-looking statements.

PART I

Item 1. Business

Overview

        SSA Global Technologies, Inc. is a leading global provider of enterprise software applications and related services. Our products and services are designed to help our customers increase operating efficiency and productivity by automating key business processes, improving collaboration among their customers, suppliers, employees and other partners, and facilitating analysis of business trends. We provide industry-specific enterprise software applications that utilize a modular architecture which we believe will integrate quickly into our customers' existing infrastructures at a reasonable cost.

        Our suite of enterprise software applications is designed to improve various core ERP functions of industrial enterprises. We also provide applications that are integrated extensions to our core ERP products, including corporate performance, customer relationship, product lifecycle, supplier relationship and supply chain management products.

        We license our products to companies in a wide range of industries, including discrete and process manufacturing, retail, wholesale and technical information services, as well as the public sector, providing these industries with functionality that addresses their unique requirements. We also provide after-market maintenance and professional services. Our primary target market is comprised of mid-market companies, which we define to be companies with $100.0 million to $1.0 billion in revenues. As of July 31, 2005, our products were used by approximately 13,400 customers, including customers licensed through reseller arrangements. This number excludes subsidiaries and affiliated companies of customers and end users. Headquartered in Chicago, Illinois, we employed approximately 3,510 people in over 50 locations worldwide as of July 31, 2005.

        We were formed in 2000 to acquire substantially all the assets of System Software Associates, Inc. out of bankruptcy. System Software Associates, founded in 1981, was a global systems solution provider and developer of enterprise resource planning, or ERP, software, including BPCS, a compilation of proprietary software programs.

        We own or have the rights to various trademarks and trade names used in this Annual Report on Form 10-K, including, but not limited to Baan®, Baan and design®, BPCS®, Elevon®, EXE Technologies®, Infinium®, Ironside®, interBiz™, SSA™, SSA Global™ and design, SSA Global Technologies®, SSA Global Forward Faster and design™, Forward Faster™, OnePoint Support™, ManMan®, interBiz®, EXE and design™, Infinium®, Infinium and design®, BPCS®, PRMS™, Masterpiece®, Warehouse Boss™, and System Software Associates™, as well as other trade names, trademarks and product names. All other trade names and trademarks appearing in this Annual Report are the property of their respective holders.

Acquisitions

        We have made several strategic acquisitions over the past four years to expand our product offerings and customer base. For further discussion of these acquisitions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Acquisitions."

Acquired Company	Date Acquired	Acquired Company Business
Fiscal 2002 Acquisition
interBiz	April 15, 2002	Provider of supplier chain management, financial management and human resource applications to the financial, banking and supply chain industries.
Fiscal 2003 Acquisitions
Infinium	December 20, 2002	Provider of web-integrated enterprise business applications for the IBM eServer iSeries.
Ironside	June 19, 2003	Provider of business-to-business electronic commerce solutions for the manufacturing and distribution markets.
Baan	July 18, 2003	ERP provider which expanded our presence in discrete manufacturing, including the automotive, aerospace and defense industries and provided extension solutions, including logistics and customer relationship management or CRM.
Elevon	July 22, 2003	Provider of e-Business and collaborative commerce solutions for medium and large-sized customers.
Fiscal 2004 Acquisitions
EXE	December 19, 2003	Supply chain provider.
Arzoon	June 4, 2004	Provider of integrated logistics and global trade management technology.
Marcam	June 30, 2004	Provider of operational-level solutions designed for process manufacturers.
Fiscal 2006 Acquisitions
Boniva	August 1, 2005	Provider of human capital management applications.
Epiphany	September 29, 2005	CRM provider.

Products

        Our enterprise software applications include various core ERP functions, including accounting, human resource, inventory management, manufacturing, payroll and purchase and sales processing. We also provide applications that are integrated extensions to our core ERP products, including corporate performance, customer relationship, product lifecycle, supplier relationship and supply chain management products.

        Our suite of enterprise software applications is designed to improve various core ERP functions of industrial enterprises. Our product suite is a modular solution that includes the following components:

  •
  SSA ERPLX, which is ERP software designed for mid-market to large-sized manufacturers that operate mixed mode manufacturing environments, ranging from make-to-order through high-volume/repetitive, standardized manufacturing processes. SSA ERPLX offers vertical specialization with configurable best practice operations processes in flexible, modular, multi-lingual, multicompany, global ready application. Target industries include life sciences, chemicals, consumer packaged goods, food and beverage, automotive, and general manufacturing.

  •
  SSA ERPLN, which is ERP software designed for mid-market to large-sized manufacturers in discrete, hybrid manufacturing that operate processes from engineering to order, make-to-order or make-to-stock. SSA ERPLN offers manufacturing, distribution and logistics functionality with key features for full product lifecycle support from order through build, shipping and service to lower costs, and improves efficiencies in target industries such as industrial machinery and equipment, automotive, aerospace and defense, high-tech electronics and contract manufacturing.

  •
  SSA Financial Management, which provides web-integrated applications that manage strategic planning, forecasting and budgeting and routine accounting transactions. Critical components include general ledger, accounts payable, accounts receivable, fixed assets, project accounting, fund accounting, draft services (complex negotiable instruments, such as letters of credit), job costing, purchasing, inventory control and labor distribution.

  •
  SSA Human Capital Management, which allows employers to organize employee data, administer complicated wages, salaries and benefits, pay employees, manage talent and share workforce data across the enterprise.

  •
  SSA Corporate Performance Management, which enables a customer to plan, monitor and analyze both the financial and operational aspects of its business through customized views. SSA Corporate Performance Management employs scorecarding and dashboard applications to measure execution in real-time through a data warehouse that provides information from specific touch points within the client organization. This enterprise solution is integrated with our ERP solutions.

  •
  SSA Customer Relationship Management, which automates and optimizes marketing, sales, customer and partner service, quality assurance and help desks across multiple channels and languages. It is designed to launch, manage and measure flexible, multi-tiered marketing campaigns with customer segmentation, telemarketing and scripting.

  •
  SSA Product Lifecycle Management, which allows manufacturers and their partners to track, manage, monitor and analyze products throughout their entire design and manufacturing process. Engineers and non-engineers across all levels of the organization can provide input at each stage of the design process.

  •
  SSA Supplier Relationship Management, which is designed to improve supply chain efficiency through spending analysis, advanced auctions, negotiation and contract management, procurement and supplier collaboration. Customers can deploy these products to identify critical cost items and evaluate current suppliers. These products provide an online forum to facilitate procurement of direct and indirect materials through evaluation of sourcing alternatives.

  •
  SSA Supply Chain Management, which provides management and execution components to manage a customer's supply chain. SSA Supply Chain Management planning provides strategic management tools that help our customers effectively measure the availability of resources against customer demand, manage enterprise rules and implement financial management guidelines.

        The following table outlines our core and extension solutions and their components:

Product Name	Components	Function
SSA Enterprise Resource Planning	ERPLX components:
•  accounting
•  sales including eCommerce
•  purchasing
•  manufacturing
•  quality management
•  distribution
•  logistics

ERPLN components:
•  finance
•  sales
•  purchasing
•  manufacturing
•  freight management
•  warehouse management
•  after-market service
•  product lifecycle management

ERPLX supports:
•  mixed mode manufacturing
  environment
•  make to order through high-
  volume/repetitive,
  standardized manufacturing
  processes
•  industries, including life sciences,
  chemicals, consumer packaged
  goods, food and beverage,
  automotive and general
  manufacturing

ERPLN supports:
•  discrete, hybrid manufacturing
•  engineer-to-order
•  lean manufacturing
•  make-to-order
•  make-to-stock
•  industry-specific functionality
  including industrial
  machinery and equipment,
  aerospace and defense,
  automotive, high-tech electronics
  and contract manufacturing
• web services-based integration
SSA Financial Management	• general ledger • accounts payable • accounts receivable • fixed assets • fund accounting • purchasing • inventory control • job costing
Core repository for financial
information:
•  processing and reporting
•  debit and credit management
•  monitor the outlay of funds
•  supports complex financial
  instruments
•  full-lifecycle procurement
  management
•  multi-location finished goods
•  project tracking
•  tracking of labor costs against
projects and accounts
SSA Human Capital Management	• human resources • payroll • self service • recruitment • learning management • performance management
•  employee data management
•  compensation scenarios handling
  and processing
•  benefits program administration
•  attendance monitoring and
  automatic enrollment
•  Internet-based tools for speeding
  transactions
•  e-learning skills and performance
management

Product Name	Components	Function
SSA Corporate Performance Management	• planning manager • enterprise scorecarding • enterprise reporting • financial manager • enterprise analytics	• goal-setting and budgeting • measuring, monitoring and evaluating • analysis and reporting on actual business performance
SSA Customer Relationship Management	• sales • marketing • service	• salesforce automation • marketing campaign management • inbound marketing • customer services management
SSA Product Lifecycle Management	• product data management • enterprise content management	• product data management • content management • collaboration
SSA Supplier Relationship Management	• strategic sourcing • procurement • supplier collaboration
Purchase order analysis of:
•  procurement activity
•  automated request processing
•  reverse auction administration and
  supplier assessment
•  supplier compliance management
•  maintenance, repairs and
  operations, or MRO, and
  purchasing automation
•  purchase order collaboration
•  financial, inventory, planning and
  forecasting
• supplier performance inquiry
SSA Supply Chain Management	• advanced planning and scheduling • transportation management • warehouse management
•  balancing of resources throughout
  the operation
•  order management
•  inventory management
•  production management
•  manufacturing scheduling
•  replenishment
•  transportation
•  warehousing
• manufacturing planning

Technology and Product Architecture

        In the development of our software, we use industry standard tools to maximize our products' compatibility with our customers' existing systems and to minimize the costs of development, deployment and integration through an open architecture framework. Additionally, our products can be operated on multiple operating systems and databases.

        Our architecture is open and standards-based and facilitates the widespread reuse of technology components providing customers with the ability to preserve their application and technology investment. A service-oriented architecture enables companies to evolve from hard-coded, manually integrated, point-to-point applications to a less complex, more flexible system based on process-driven, componentized applications that are configurable to meet their changing needs. A service-oriented architecture also provides companies with a controlled and secure environment for managing regulatory compliance.

        We support standardized J2EE™ technology and standardized infrastructure solutions including IBM WebSphere®, BEA™, Fujitsu® and Sun™, as well as open source technology such as JBoss® and

Tomcat. SSA Open Architecture is also open from an interoperability standpoint. It supports interoperability standards for ease of integrating with other solutions.

Support and Services

SSA OnePoint Services is our comprehensive offering of consulting, support and services to help customers get the most out of their information technology, or IT, investment. Supported by a dedicated, worldwide organization of 491 full-time employees in consulting, technology and vertical industries, SSA OnePoint Services consist of the following services offerings:

  •
  SSA OnePoint Consulting offers services that include business assessment/analysis, solution design and implementation, solution optimization and solution migration.

  •
  SSA OnePoint Solution Development Services are field-based, localized services for solution prototyping, solution development, solution integration, technical migration and solution architecture.

  •
  SSA OnePoint Education offers flexible training and education programs including e-learning, virtual training, custom education courses, business concepts and best practices training, and standard scheduled classroom training.

  •
  SSA OnePoint Application Management Services offers customers the option for long-term service-level agreements in which our professionals can manage parts or all of a customer's day-to-day IT operations and maintenance.

  •
  SSA OnePoint Support offers tiered customer support programs that flexibly meet customer needs, from assisted support to premium support, as well as providing periodic unspecified software upgrades, when and if available.

Customers

        As of July 31, 2005, our products were used by approximately 13,400 customers, including customers who obtained our products through our reseller arrangements. This number excludes subsidiaries and affiliated companies of these customers. We sell to three types of customers: large companies, mid-market companies and small companies, with an emphasis on the mid-market segment.

        As of July 31, 2005, we had 119 designated Global Accounts, which are large customers that are international in the scope of their operations and have a centralized IT decision-making structure. Most of these Global Account customers use our products for their core ERP functions. These customers have multi-language needs. In some cases, our Global Account customers also utilize other vendors' enterprise software applications. Our products are designed to integrate with such software to preserve the value of existing information technology, or IT, investments. We sell our products to our Global Account customers through a dedicated sales force.

        The mid-market company category, which we define as businesses with $100.0 million to $1.0 billion in annual revenues, comprises the largest percentage of our customer base. Nearly all of our mid-market customers utilize our core ERP products to run their manufacturing, finance or human capital business processes. We believe that we are a leading provider of ERP and extended solutions to this market.

        We also target small companies, which we define as businesses with $25.0 million to $100.0 million in annual revenues. We provide small companies with the ability to license end-to-end, business applications that have been developed for this segment to provide broad functionality at low cost.

Sales and Marketing

        We sell and market our products and services worldwide, primarily through our direct sales force. As of July 31, 2005, we had 799 full-time sales and marketing employees located in 29 countries. Our direct sales force is structured to market specific industries, and we have regional sales teams that focus on specific geographic territories. Our teams principally target our mid-market customers, and we also have a dedicated sales force for our Global Accounts. In addition to direct sales teams, we enter into technology alliances which provide technology, hardware platforms, operating systems and network or database solutions upon which our software runs. Through technology alliances we are able to expand our market presence through increased awareness of our enterprise software solutions. We also have channel and affiliate partners that market and, in many instances, directly license our software products and separately provide implementation services to their end users. In part, these partners generate sales leads, make initial customer contacts and assess needs prior to our introduction. Channel and affiliate partners assist us in selling primarily to our small company customer base and, to a lesser extent, mid-market and large companies. In addition, some of our channel and affiliate partners engage in joint marketing programs, presentation of seminars, attendance at trade shows and hosting conferences.

Research and Development

        Our research and development organization is responsible for the design, development and release of our products and documentation. This organization is divided into sub-groups focused on development, quality assurance, product management, documentation and multi-language translations. Our research and development expenses were $102.8 million, $95.2 million and $41.9 million in fiscal 2005, 2004 and 2003, respectively. As of July 31, 2005, we had 1,209 full-time employees in research and development in primarily 6 locations globally.

Competition

        Our markets for products and services, as discussed below, are highly competitive, and we expect competition to persist and intensify. We face competition from both large and emerging software companies that offer similar products targeted at businesses within our markets. Some of these companies have greater resources than we do, and we compete with these companies primarily on:

  •
  product functionality, technology, integration, performance and price;

  •
  industry-specific products and industry-expert service;

  •
  ease of use and installation;

  •
  cost benefits;

  •
  sales and marketing efforts;

  •
  support efforts; and

  •
  new products.

        Historically, many ERP software vendors have targeted potential customers in our market segments:

  •
  Large Company Market Segment—In the large company market segment our primary competitors are Oracle and SAP.

  •
  Mid-Market Company Market Segment—In the mid-market segment our primary competitors are Oracle, SAP, IFS, Intentia, Lawson and QAD.

  •
  Small Company Market Segment—In the small market segment our primary competitors are Epicor, IFS, Infor, Microsoft, QAD and Sage Group plc.

        In recent years, competitors who were focused on narrow product segments that compete with our extension products, such as i2 Technologies, salesforce.com, Siebel (pending merger with Oracle) and Manugistics, have begun to target customers in the extended ERP mid-market company segment.

        We believe that the number of ERP software vendors will continue to decline as the market consolidates around larger vendors who offer complete end-to-end solutions to customers at reasonable prices. Consolidation may occur through established companies developing their own products, through acquisitions, or through cooperative relationships between companies. Future consolidation could lead to increased price competition and other forms of competition.

Intellectual Property Rights

        We regard certain aspects of our operations, products and documentation as proprietary. We have in excess of 100 U.S. and foreign patents and patent applications and 467 U.S. and foreign trademarks and registered trademarks that relate to our products. We believe that certain trademarks (including: SSA™, SSA GLOBAL™ and design, SSA GLOBAL TECHNOLOGIES™, SSA GLOBAL FORWARD FASTER and design™, FORWARD FASTER™, ONEPOINT SUPPORT™, BAAN®, BAAN and design®, MANMAN®, INTERBIZ™, EXE and design™, INFINIUM®, INFINIUM and design®, BPCS®, PRMS™, MASTERPIECE® and WAREHOUSE BOSS™ are of material importance to our product lines. None of the material trademarks are of limited duration although some are unregistered. Although protection of our patents and related technologies is an important component of our business strategy, none of the individual patents is material to our company as a whole.

        We rely on a combination of patent, copyright, trademark and trade secret laws and other measures to protect our proprietary rights. We also rely on contractual restrictions in our agreements with customers, employees and others to protect our intellectual property rights. In certain foreign countries, effective patent, copyright, trademark and trade secret protection may be unavailable or the laws of these other jurisdictions may not protect our products and intellectual property rights to the same extent as the laws of the United States. Failure to obtain or maintain appropriate patent, copyright, trademark or trade secret protection either in the United States or in certain foreign countries, for any reason, may have a material adverse effect on our business, operating results and financial condition. See "Risk Factors—Risks Relating to Our Business and Our Indebtedness—We may not be able to protect our intellectual property rights, which may cause us to incur significant costs in litigation and/or an erosion in the value of our brands and products."

        We believe our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. However, we cannot assure you that third parties will not assert infringement claims against us in the future with respect to current or future products or that any such assertion will not require us to enter into royalty arrangements or result in costly and time-consuming litigation.

Employees

        As of July 31, 2005, we had 3,510 full-time employees, including 799 in sales and marketing, 1,209 in research and development, 1,062 in services and customer support and 440 in administration. Our performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees are affiliated with a union; however, as a matter of law approximately 18% of our employees in Germany, the Netherlands and other countries are represented by workers' councils which must approve any changes in conditions of employment, including salaries and benefits. See "Risk Factors—Risks Relating to Our Business and Our Indebtedness—Some of our non-U.S. employees are represented by workers' councils or are employed subject to local laws that are less favorable to employers than the laws of the United States" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," we have not experienced significant work stoppages or employee related problems that have had a material impact on our operations. We consider our relations with our employees to be satisfactory.

Available Information

        Our Annual Report on Form 10-K and other filings are available at no cost on our Investor Relations web site at http://investor.ssaglobal.com as soon as reasonably practicable after we electronically file such information with, or furnish it to, the Securities and Exchange Commission, or SEC. The information posted on our web site is not incorporated into this Annual Report.

Item 2. Properties

        All of our offices and facilities are leased. As of July 31, 2005, we lease approximately 649,400 square feet of office space, of which approximately 212,700 is in the United States.

        Our corporate headquarters is in Chicago, Illinois, where we lease approximately 75,800 square feet of space. The lease of our headquarters facility expires in 2016. Additionally, we lease approximately 436,700 square feet of office space in countries outside the United States, used primarily as research and development, support, sales, services and administrative offices. Expiration dates of our leases range through January 31, 2019. Additional domestic facilities include offices located in San Mateo, California; Miami, Florida; Alpharetta, Georgia; Framingham, Massachusetts; Hyannis, Massachusetts; Grand Rapids, Michigan; Las Vegas, Nevada; Long Island, New York; Dallas, Texas; and Seattle, Washington.

        Leased facilities of significant size located outside the United States include facilities located in Toronto, Canada; Hyderabad, India; Tokyo, Japan; Sydney, Australia; Barneveld, Netherlands; Frimley, United Kingdom; and Sao Paulo, Brazil.

        The location of each of our facilities in excess of 25,000 square feet is set forth below:

Country, City	Facility Description
United States, Chicago	Support, Human Resources, Sales and Services, Research and Development, Financial and Accounting, Information Technology, and Legal
United States, Hyannis	Support, Human Resources, Sales and Services, Research and Development, Financial and Accounting and Information Technology
United States, Grand Rapids	Support, Human Resources and Information Technology
United States, Dallas	Support, Human Resources, Services, Research and Development, Financial and Accounting, Information Technology, and Sales
United Kingdom, Frimley	Support, Human Resources, Sales and Services, Research and Development, Financial and Accounting, Information Technology, and Legal
Netherlands, Barneveld	Support, Human Resources, Sales and Services, Research and Development, Financial and Accounting and Information Technology
India, Hyderabad	Research and Development, Support and Information Technology

        We believe our facilities are suitable for their respective uses and, in general, are adequate to support our current and anticipated volume of business. We believe that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations.

Item 3. Legal Proceedings

        Certain of our Baan subsidiaries are party to certain labor and product liability litigation, substantially all of which was commenced prior to acquisition. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", or SFAS 5, we had accrued $14.0 million as of July 31, 2005 for the litigation and related legal fees where we believe a loss is probable and reasonably estimable. We believe we have good defenses in connection with many of these claims and intend to vigorously contest such claims or seek to reach settlements to the extent appropriate.

        On February 27, 2004, Peavey Electronics Corporation filed a complaint in the Circuit Court of Lauderdale County, Mississippi against Baan U.S.A., Inc. The complaint includes claims that Baan

USA breached its warranties and obligations under the software license and support agreement and the professional services agreement entered into by the parties. In addition, the complaint includes claims of fraud, fraudulent misrepresentation and negligent misrepresentation against Baan USA. These claims are based on allegations by Peavey of defects and deficiencies in, and failed implementation of, Baan USA's software. Peavey's complaint asserts losses of $28.5 million, which Peavey claims is the amount spent by Peavey on the software and implementation, including license and consulting fees, and seeks punitive damages, in an unspecified amount, interest and attorneys' fees. On April 1, 2004, Baan USA filed a motion to dismiss Peavey's complaint, which the court granted in part, as well as an answer to the complaint claiming a number of defenses. On September 13, 2005, the court entered judgment dismissing claims for fraud, fraudulent misrepresentation, negligent misrepresentation, breach of the duty of good faith and fair dealing and money had and received. The court found that each of these claims is barred by the applicable statute of limitation. The parties participated in court ordered non-binding mediation on October 10th and 11th, 2005. The parties did not reach a settlement during that mediation. We believe several of Peavey's remaining claims are also barred by the statute of limitations. In addition, we have evidence that, in our view, suggests that there were no defects or deficiencies in the software and consulting services provided to Peavey from Baan USA which could have caused the damages alleged by Peavey, and we believe that any such damages were caused by actions taken by Peavey to alter the Baan USA software. Accordingly, we believe Baan USA has meritorious defenses in connection with the claims alleged by Peavey and intends to vigorously contest such claims. We have not recorded any reserves associated with this case.

        On June 30, 2005, Fuji Electric Holdings and Fuji Electric Systems, which we collectively refer to as Fuji, companies located in Japan initiated litigation in Japan against Baan Japan Co LTD., one of our subsidiaries located in Japan, alleging breach by Baan Japan of certain contract commitments set forth in a Software License Agreement, dated September 2002, and related documents. On August 11, 2005, SSA Japan KK, a Japanese entity and our subsidiary, filed a separate lawsuit in the state of California against Fuji Electric Systems, alleging breach by Fuji Electric Systems of certain payment obligations arising under these agreements. Thereafter, on September 29, 2005, after discussion between the respective parties and their attorneys regarding the allegations, the parties reached a settlement to the combined litigation pursuant to which the complaints have been dismissed. Pursuant to the settlement, Fuji remains a licensee and distributor of Baan products and Baan Japan agreed to pay to Fuji the sum of 66 million yen (approximately US$600,000). Such amount was accrued as of July 31, 2005 and will to be paid in four equal payments on a quarterly basis beginning October 31, 2005.

        In February 2005 New York University, or NYU, filed a complaint against Epiphany, Inc. in the United States District Court in the Southern District of New York, alleging patent infringement of U.S. Patent Number 6,236,978. The complaint was served on Epiphany in May 2005, after discussions between the parties failed to resolve the matter. By its complaint, NYU seeks a permanent injunction against acts of infringement, unspecified damages, attorneys fees, interest and costs. NYU served its preliminary infringement contentions on September 30, 2005. Although we are still evaluating the claims alleged by NYU, we believe we have meritorious defenses against such claims and demands and intend to vigorously contest them.

        We are and may from time to time in the future become subject to certain other legal proceedings and claims which arise in the normal course of business. These routine litigation matters are settled or defended, depending on the circumstances of each claim. While any legal proceeding has elements of uncertainty, we do not believe, based on historical experience and current facts, that the amount of any liability incurred in connection with these types of claims would have a material effect on our financial condition or on the results of our operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to our security holders during the three months ended July 31, 2005.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Since the our initial public offering, or IPO, our common stock on May 26, 2005, our common stock has been quoted on The Nasdaq National Market under the symbol "SSAG". Prior to that time, there was no public market for our stock. As of October 13, 2005, there were 14 stockholders of record and the closing price of our common stock was $15.14 per share as reported by The Nasdaq National Market.

        The following table sets forth for the indicated period the high and low sales prices for our common stock on The Nasdaq National Market.

Fiscal 2005 Quarter Ended (1)	High	Low
July 31, 2005	$13.67	$10.94

(1)
From start of trading on May 26, 2005.

Dividend Policy

        We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

        There have been no unregistered sales of equity securities in the quarterly period ended July 31, 2005.

Use of Proceeds

        In connection with the Registration Statement filed on Form S-1, as amended (No. 333-116156), originally filed on June 4, 2004 and declared effective on May 25, 2005, we consummated the offering of 9,000,000 shares of our common stock (the "Shares") at an initial public offering price of $11.00 per share on June 1, 2005. The offering was made through an underwriting syndicate led by JPMorgan and Citigroup, who acted as joint book-running managers. Jefferies Broadview, Lazard Capital Markets, Pacific Growth Equities, LLC, and Piper Jaffray acted as co-managers. On June 16, 2005, the underwriters of the IPO exercised the over-allotment option to purchase 1,350,000 additional shares of our common stock at the IPO price of $11.00 per share.

        Total offering proceeds, including the over-allotment option, were $113,850,000 less the underwriting discount of $7,969,500 and total fees and expenses of the offering of approximately $5,900,000. Accordingly we received net proceeds of $99,880,500. As indicated in the Registration Statement and final prospectus filed on May 26, 2005, we utilized the net proceeds to (1) repay $81.2 million of related-party indebtedness and (2) retained approximately $18.8 million for general working capital purposes. A portion of the proceeds retained were used to pay management bonuses aggregating $5.5 million and $1.0 million to our chief executive officer to eliminate rights to a deferred bonus payment on June 1, 2005. The remaining proceeds of the original issuance and the over-allotment option were used, in part, to fund the Boniva Software, Inc. and Epiphany, Inc. acquisitions on August 1, 2005 and September 29, 2005, respectively.

Item 6.    Selected Financial Data

	Year Ended October 31, 2001	Nine Months Ended July 31, 2002	Year Ended July 31,
			2003	2004	2005
	(in millions, except per share amounts)
Statement of Operations Data:
Revenues:
License fees	$31.2	$48.1	$94.0	$157.5	$203.7
Support	45.9	70.3	143.8	322.5	343.8
Services and other	59.0	40.5	58.8	156.5	164.3

Total revenues	136.1	158.9	296.6	636.5	711.8
Cost of revenues:
Cost of license fees(1)	8.3	3.1	15.1	34.8	42.5
Cost of support, services and other	46.1	45.4	69.5	175.8	198.4

Total cost of revenues	54.4	48.5	84.6	210.6	240.9

Gross margin	81.7	110.4	212.0	425.9	470.9

Operating expenses:
Sales and marketing	29.4	38.5	69.5	157.0	188.9
Research and development	23.4	20.4	41.9	95.2	102.8
General and administrative(2)	28.5	19.7	40.8	98.2	88.3
Amortization of goodwill and other intangible assets	25.8	20.8	6.0	23.4	25.5
Restructuring charge (benefit)(3)	6.2	3.7	2.8	3.1	(1.8)

Total operating expenses	113.3	103.1	161.0	376.9	403.7

Operating income (loss)	(31.6)	7.3	51.0	49.0	67.2
Other income (expense)
Interest expense—related parties	(5.3)	(4.9)	(9.4)	(13.7)	(15.3)
Interest income (expense)—other	(1.9)	(1.6)	(0.9)	0.1	0.6
Other income (expense)	(3.0)	(0.5)	1.0	0.6	1.7

Total other income (expense)	(10.2)	(7.0)	(9.3)	(13.0)	(13.0)
Income (loss) before provision (benefit) for income taxes	(41.8)	0.3	41.7	36.0	54.2
Provision (benefit) for income taxes	0.1	0.3	(10.6)	17.2	21.7

Net income (loss)	(41.9)	—	52.3	18.8	32.5
Dividends on redeemable preferred stock	2.5	2.1	2.0	—	—
Preferred stock dividends—stated amount(4)	—	—	9.1	28.8	26.0
Preferred stock dividend in excess of stated amount(4)	—	—	—	52.7	36.2
Cash dividend paid to preferred stockholders	—	—	—	—	25.0

Net income (loss) to common stockholders	$(44.4)	$(2.1)	$41.2	$(62.7)	$(54.7)

Earnings (loss) per common share(5)
Basic	$(0.88)	$(0.04)	$0.81	$(13.10)	$(3.58)

Diluted	$(0.88)	$(0.04)	$0.81	$(13.10)	$(3.58)

Earnings per preferred share(5)
Basic and diluted	$16.67	$14.00	$21.77	$27.17	$34.89

Other Financial Data:
Depreciation and amortization	$27.6	$22.3	$11.7	$43.7	$50.0
Capital expenditures	—	0.6	3.4	1.6	11.3
EBITDA(6)	(7.0)	29.1	63.7	103.8	136.3
Net cash provided by (used in) operating activities	(9.5)	20.6	49.5	51.2	86.7
Net cash provided by (used in) investing activities	0.3	(25.6)	(198.0)	(51.6)	(13.9)
Net cash provided by (used in) financing activities	3.4	14.3	198.0	38.7	(11.6)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$7.5	$17.0	$65.1	$106.1	$165.4
Working capital surplus (deficiency)(7)	(45.0)	(35.9)	(158.2)	(95.5)	10.3
Total assets	94.0	170.1	762.0	841.0	830.7
Total debt(8)	51.7	79.1	184.0	246.2	162.6
Redeemable preferred stock	18.0	20.1	—	—	—
Total stockholders' equity (deficit)	(52.5)	(55.9)	126.9	146.8	274.4

(1)
For fiscal 2003, 2004 and 2005, cost of license fees revenues included $3.2 million, $12.5 million and $15.5 million, respectively, of acquired technology amortization. We recorded the fair value of acquired technology from our acquisitions and amortize the fair value on a straight-line basis over three to seven years. Cost of license fees revenues also includes amortization of capitalized software development costs of $0.1 million, $0.8 million and $1.6 million in fiscal 2003, 2004 and 2005, respectively.

(2)
For fiscal 2003 and 2004, general and administrative expenses included $3.0 million and $3.2 million, respectively, of expenses associated with the former employment agreement of our chief executive officer, pursuant to which he was entitled to payments in increasing amounts over time should he elect to terminate his employment. See note M to our audited consolidated financial statements. Effective upon the consummation of the IPO in the fourth quarter of fiscal 2005, our CEO's employment agreement was amended to eliminate his right to receive a deferred bonus payment in exchange for a one-time payment of approximately $1.0 million. Accordingly, the $7.8 million of expenses accrued as of May 31, 2005 for the deferred bonus payment were reversed and recorded as a reduction of general and administrative expense. Approximately $5.5 million, in aggregate, was paid to our CEO and to certain members of management as a special bonus upon the consummation of the IPO which was recorded as an operating expense in the fourth quarter of fiscal 2005. The net fiscal 2005 expense impact was a credit of $1.3 million as follows (in millions):

	Deferred Payment Accrual Elimination	IPO-related Payments	Total
Cost of revenues—Cost of support, services and other	$—	$0.2	$0.2
Sales and marketing	—	1.5	1.5
Research and development	—	0.2	0.2
General and administrative	(7.8)	4.6	(3.2)

	$(7.8)	$6.5	$(1.3)

In fiscal 2004, general and administrative expenses also included approximately $15.3 million of incremental auditor and consulting fees, acquisition integration and other transition costs principally attributable to Baan.

(3)
For fiscal 2001, we announced a restructuring charge of $6.2 million to align expenses with revenues. The charge included severance, lease termination costs and a write-down of assets relating to office space reduction. The workforce reduction related to approximately 100 employees, or 12% of worldwide employees at that time. For the nine months ended July 31, 2002, following the acquisition of interBiz, we recorded a restructuring charge of $3.7 million to align our consolidated expenses, as adjusted for the interBiz acquisition, with ongoing revenues. The entire amount of the charge related to severance packages granted due to the termination of approximately 250 employees. For fiscal 2003, our management approved a global restructuring plan to reduce our operating expenses. Restructuring charges of $2.8 million consisted of severance-related costs for the termination of approximately 100 employees. For fiscal 2004, we recorded a restructuring charge of $3.1 million primarily for employee severance. A net restructuring benefit of $1.8 million was recorded in fiscal 2005 resulting from accrual adjustments related to actual Baan-related settlements for less than the amount previously accrued.

(4)
In connection with our IPO, all of our Series A Convertible Preferred Stock converted into shares of our common stock. Prior to the conversion of our Series A preferred stock, related dividends accrued at a stated, annual rate equal to 9% of the Series A Convertible Preferred Stock accreted value, compounded on a quarterly basis. From April 2, 2003, the date the Series A Convertible Preferred Stock was issued, through June 4, 2004, the majority of the preferred stockholders had the right to require that we pay all or any portion of these dividends in cash, to the extent that funds were legally available for such purposes. On June 4, 2004, we amended our Certificate of Incorporation to eliminate our ability to pay these dividends in cash, except in the event of a liquidation or, in certain circumstances, sale of our company, and to require that such dividends accrue until paid upon such liquidation or sale or until converted into common stock along with the related shares of Series A Convertible Preferred Stock. None of these preferred stock dividends were paid in cash. We recorded the preferred stock dividends based on their fair value at each reporting period because, prior to the amendment of our Certificate of Incorporation on June 4, 2004, such dividends were payable either in cash or in common stock upon conversion of the Series A Convertible Preferred Stock into common stock. We did not reach a "commitment date" for accounting purposes to determine the fixed value of the preferred stock dividends until the sole form of the preferred stock dividend payment was specified on June 4, 2004. The fair value of the common stock on June 4, 2004, the commitment date, was $16.50 per share. Through the commitment date, the preferred stock dividends were recorded at the stated amount plus an amount in excess of the stated amount if the fair value of the common stock underlying the preferred stock dividend at the relevant reporting period exceeded the stated amount. Subsequent to the commitment date, the preferred stock dividends in excess of the stated amount have been recorded based on the fair value of our common stock at the commitment date, which exceeded the stated amount of the preferred stock dividend. We recognized accumulated preferred stock dividends in excess of the stated amount of $52.7 million as of July 31, 2004 and $88.9 million as of June 1, 2005, the date the Series A preferred stock was converted into common stock (effective with our initial public offering). This includes preferred stock dividends in excess of the stated amount accrued both before and after the June 4, 2004 commitment date. We did not record any preferred stock dividends in excess of the stated amount for the year ended July 31, 2003 because we determined that the fair value of our common stock underlying the preferred stock dividend was less than the stated amount of the preferred stock dividend during such period. In recording the preferred stock dividends in excess of the stated amount, we recognized preferred stock dividends in excess of the stated amount as an increase in dividends and an increase in additional paid-in capital.

(5)
We adopted the consensus of the Emerging Issues Task Force, or EITF, in Issue 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128", or EITF 03-6. In EITF 03-6, the EITF expanded the notion of participation rights in calculating basic earnings per share from previous practice. EITF 03-6 does not focus on a security holder's contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation. Instead, it defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period, even if those earnings would not actually be distributed from an economic or practical perspective and even if the company has legal or contractual limitations on its ability to pay dividends.

Under EITF 03-6, all securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible or potential common stock securities, are considered for inclusion in the computation of basic earnings per share using the two-class method. We have adopted EITF 03-6 and have presented basic earnings per share under the two-class method and diluted earnings per share under the "if converted" method for the earnings per share calculations presented herein and throughout our consolidated financial statements. Under the two-class method, net income or loss for a period is allocated between common stock and the Series A Convertible Preferred Stock on the basis of the weighted average number of shares outstanding during the period. However, net loss for a given period is allocated solely to common stock since, according to the terms of our Certificate of Incorporation, Series A Convertible Preferred Stock is not obligated to share in our losses.

Basic earnings per common share was based on the weighted average number of common shares and certain warrants for common shares (that had a nominal exercise price of $0.01) outstanding at that time. Certain warrants for common shares were included in basic weighted average shares outstanding because such items were exercisable for nominal consideration. For fiscal 2001, 2002 and 2003, basic earnings per common share also included the effect of 4.8 million common shares issued on February 25, 2004, in connection with an amendment to our Certificate of Incorporation that reclassified each share of Series A Convertible Preferred Stock into one share of such stock and 1.595 shares of common stock. Basic earnings attributed to shares of common stock include the allocated share of undistributed earnings and, if applicable, 100% of undistributed losses.

Diluted earnings per common share is calculated using the "if converted" method and is based on the combination of basic shares outstanding and potentially dilutive shares. For fiscal 2003, potentially dilutive shares consisted of outstanding stock options, convertible preferred stock and the accumulated dividends thereon. The options were outstanding for one day in fiscal 2003. For fiscal 2004, potentially dilutive shares consisted of outstanding stock options, subordinated convertible notes, stock appreciation rights, convertible preferred stock and the accumulated dividends thereon. Diluted earnings include net income (loss) before distributions to preferred stockholders. For fiscal 2005, the potentially dilutive shares consisted of outstanding stock options and subordinated convertible notes and for the period prior to our IPO, stock appreciation rights, convertible preferred stock and the accumulated dividends thereon. We had outstanding stock options for 8.2 million common shares at July 31, 2003, 10.1 million common shares at July 31, 2004 and 12.9 million at July 31, 2005. We also had 14.5 million and 44.8 million weighted average shares of convertible preferred stock at July 31, 2003 and 2004, respectively, as converted (by dividing the original value of $300.0 million plus accrued dividends, assuming conversion at the beginning of the period, by the conversion price of approximately $6.90 per share). Diluted earnings include net income (loss) before distributions to preferred stockholders. At July 31, 2003, a minimal number of shares related to stock options were included in the computation of diluted earnings per common share since inclusion of the shares had a dilutive effect.

For fiscal 2003 and 2004, respectively, 14.5 million and 48.6 million potentially dilutive securities related to convertible preferred stock were excluded from the computation of diluted earnings per common share as their effect was antidilutive. The fiscal 2003 shares related entirely to convertible preferred stock. The fiscal 2004 amount consisted of 3.6 million shares of common stock related to stock-based compensation, 0.1 million shares of common stock related to subordinated convertible notes, and 44.8 million shares related to convertible preferred stock. For fiscal 2005, 44.3 million potentially dilutive securities were excluded from the computation of diluted earnings per common share as their effect was antidilutive. Of that amount, 5.1 million shares of common stock related to stock-based compensation, 0.6 million shares of common stock related to subordinated convertible notes, 0.1 million shares of common stock related to stock appreciation rights and 38.5 million shares of common stock related to convertible preferred stock for the period prior to the IPO. Diluted earnings include net income (loss) before distributions to preferred stockholders.

Prior to our IPO, basic and diluted earnings per preferred share are based on inclusion of Series A Convertible Preferred Stock and Original Series A Preferred Stock (described in note L of our consolidated audited financial statements). Preferred shares are included in basic and diluted earnings per preferred share for the portion of the period outstanding because such shares participated in our undistributed earnings, but not losses. Earnings attributed to preferred shares included distributed earnings plus the allocated share of undistributed earnings.

(6)
Earnings before interest, taxes, depreciation and amortization, or "EBITDA" represents net income (loss) before interest, income taxes, options amortization, depreciation and amortization related to goodwill, customer lists, patents, acquired technology and capitalized software development and in-process research and development, as described below:

    •
    Options amortization represents the amortization of the deferred compensation balance relating to stock options. The deferred compensation balance arose on the grant of options in July 2003 and represents the intrinsic value or the difference between the fair value of options granted and the exercise price. Effective August 1, 2005, the Company will implement the provisions of SFAS No. 123 (revised 2004) or SFAS 123(R), requiring the fair value of stock options to be expensed in the consolidated Statements of Operations.

    •
    Effective August 1, 2002, we stopped amortizing goodwill in accordance with SFAS No. 142. Goodwill is now reviewed at least annually for impairment.

    •
    Customer lists are being amortized on a straight-line basis over two to ten years.

    •
    Patents are being amortized on a straight-line basis over three to ten years.

    •
    Acquired technology is being amortized on a straight-line basis over three to seven years. See footnote (1) above.

    •
    Capitalized software costs are being amortized on a straight-line basis over two years.

    •
    In-process research and development charges represent projects and technologies that have no alternative future use and that have not reached technological feasibility at the date of acquisition and that are expensed as incurred. Acquired in-process research and development is included in research and development expenses in our consolidated statements of operations at the time of acquisition.

          Reconciliation of EBITDA to Cash (Used in) Provided By Operations

	Year Ended October 31, 2001	Nine Months Ended July 31, 2002	Year Ended July 31, 2003	Year Ended July 31, 2004	Year Ended July 31, 2005
	(in millions)
EBITDA	$(7.0)	$29.1	$63.7	$103.8	$136.3
Interest paid	(2.4)	(5.4)	(10.7)	(7.6)	(8.6)
Income taxes paid	(1.2)	(1.2)	(1.3)	(2.1)	(3.8)
Impairment losses	0.2	—	—	0.3	—
Changes in working capital (a)	0.9	(1.9)	(2.2)	(43.2)	(37.2)

Cash (used in)provided by operations	$(9.5)	$20.6	$49.5	$51.2	$86.7

  (a)
  The changes in working capital in fiscal 2004 resulted primarily from the increased use of cash associated with our restructuring obligations. The changes in working capital in fiscal 2005 resulted from several factors including restructuring payments of $12.6 million which were made primarily related to the Baan and Marcam acquisitions and other working capital uses of $24.6 million in fiscal 2005 primarily as a result of changes in duration of support revenue renewals.

EBITDA is presented herein because we believe it is a useful supplement to cash flow from operations in understanding cash flows generated from operations that are available for debt service (interest and principal payments) and further investment in research and development and acquisitions. We believe EBITDA provides meaningful additional information that enables management to monitor and evaluate our cash flows and provides investors an additional measure of our cash flow that is customarily used by investors in our industry. However, EBITDA is not a measure of cash flow performance under generally accepted accounting principles, or GAAP, and should not be considered in isolation or as a substitute for cash flows from operations, or other cash flow statement data prepared in accordance with GAAP, as a measure of liquidity or as indicative of whether cash flows will be sufficient to fund our future cash requirements. Moreover, EBITDA is not a standardized measure and may be calculated in a number of ways. Accordingly, the EBITDA information provided might not be comparable to other similarly titled measures provided by other companies.

(7)
Working capital is defined as current assets minus current liabilities. Deferred revenue is included in current liabilities.

(8)
Total debt represents long-term debt, including the current portion of long-term debt, and capital lease obligations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with all of the consolidated historical financial statements and the notes thereto included in the notes to our consolidated financial statements for the three fiscal year periods ended July 31, 2005, which are included in Item 8 of this Form 10-K. Also, see "Item 6. Selected Financial Data." This discussion contains forward-looking statements. Please see "Cautionary Language Concerning Forward-Looking Statements" for a discussion of certain of the uncertainties, risks, and assumptions associated with these statements. References to fiscal 2003, 2004 and 2005 are to the twelve months ending July 31, 2003, 2004 and 2005, respectively. Except as otherwise indicated herein, or as the context may otherwise require, the words "we," "our," "us," "SSA," "SSA Global" and the "Company" refer to SSA Global Technologies, Inc. and its consolidated subsidiaries.

Overview

          Company Background

        We are a leading global provider of enterprise software applications and related services. Our products and services are designed to help customers increase operating efficiency and productivity by automating key business processes, improving collaboration among their customers, suppliers, employees and other partners, and facilitating analysis of business trends. Our enterprise software applications are designed to improve various core enterprise resource planning, or ERP, functions, including accounting, human resource, inventory management, manufacturing, payroll and purchase and sales processing. We also provide applications that are integrated extensions to our core ERP products, including corporate performance, customer relationship, product lifecycle, supplier relationship and supply chain management products. We license our products to companies in a wide range of industries, including discrete and process manufacturing, retail, wholesale, technical information services and the public sector, providing these industries with functionality that addresses their unique business requirements. We also provide after-market maintenance and professional services. As of July 31, 2005, our products were used by approximately 13,400 customers, including customers licensed through reseller agreements. Headquartered in Chicago, Illinois, we employed 3,510 people in over 50 locations worldwide as of July 31, 2005.

          Operating Environment and Impact on Our Industry and Business Strategy

          Economic Conditions and Industry Environment

        Our operating performance for any time period is impacted by global macroeconomic trends. Beginning in calendar 2001 and through the first half of calendar 2003, global economic conditions, especially in the United States and Europe, contracted and then stabilized. During the second half of calendar 2003 through the first half of calendar 2005, economic conditions have improved with improvements in U.S. gross domestic product and some employment gains. Nevertheless, economic uncertainties coupled with continuing uncertainties associated with global terrorism and hostilities and other influences that we can not control can lead to a challenging business environment for most businesses, including enterprise application software vendors such as SSA Global.

        As a result of these economic challenges and a maturing of the enterprise software market in general, we believe enterprise software preferences are undergoing a shift to lower cost, modular, single-vendor solutions that can be installed quickly and demonstrate a compelling return on investment.

        Based on our research, we estimate that the portion of the enterprise software application market addressed by our products will increase from $56.3 billion in calendar 2004 to $79.5 billion by calendar 2008, representing an estimated compound annual market growth rate of 9%.

          Impact of Economic Conditions on Our Business Strategy

        We believe challenging economic conditions have made it difficult for smaller, niche software vendors to thrive and achieve or maintain profitable, cash flow positive businesses. In addition, we believe that many smaller enterprise software vendors with quality products and customer relationships have less certain futures as compared to larger, full-suite software vendors. In part, this has led to lower valuations at times for some of these vendors and has created an opportunity for us as we selectively pursue strategic acquisitions from time to time to enhance our product lines and customer base at favorable prices. Our acquisitions of interBiz, Infinium, EXE and Epiphany are examples of this. We believe that additional acquisition opportunities may present themselves in the future.

        In addition, recent enterprise software pricing trends have fluctuated between stable to declining, which can bring the price of enterprise software within reach of additional mid-market customers, our largest target market.

          Impact of Economic Conditions on Our Operations

        The general economic conditions in recent years have resulted in corporations being more cautious and deliberate than in prior years in establishing and executing on information technology, or IT, capital spending budgets, which include spending on enterprise application software initiatives. While we have not been immune to this impact, the productivity of our sales force and other revenue-related personnel has either improved or remained stable during this time period. Even though there has been a general improvement in market conditions and the capital spending environment in calendar 2004 and the first three quarters of calendar 2005, we may not be able to sustain our performance if economic conditions deteriorate in the future.

Recent Acquisitions

  •
  On April 5, 2002, we acquired the supply chain management, financial management and human resources management product lines of the interBiz division of Computer Associates, International, Inc. for an aggregate purchase price of $25.0 million. The interBiz product line included web-integrated enterprise business applications for clients operating in the financial, banking and supply chain industries. The purpose of this acquisition was to extend our market position in the industrial sector.

  •
  On December 20, 2002, we acquired Infinium Software, Inc. for an aggregate purchase price of approximately $108.3 million. Infinium had approximately $66.7 million in revenues in its last fiscal year preceding the acquisition. Infinium was formed in 1981 and provided web-integrated enterprise business applications optimized for the IBM eServer iSeries. The acquisition expanded our position in process manufacturing with financial and human resources applications while providing capabilities serving the gaming, hospitality and healthcare industries.

  •
  On June 19, 2003, we acquired Ironside Technologies, Inc. for an aggregate purchase price of approximately $5.9 million. Ironside had approximately $5.1 million in revenues in its last fiscal year preceding the acquisition. Ironside was formed in 1996 and provided business-to-business electronic commerce solutions for the manufacturing and distribution markets. The Ironside sell-side and buy-side eCommerce solutions extended our portfolio of customer relationship and supplier relationship products.

  •
  On July 18, 2003, we acquired Baan U.S.A., Inc., Baan UK Ltd. and Baan Global B.V., which we collectively refer to as Baan, from Invensys Systems, Inc. for an aggregate purchase price of approximately $130.4 million, after adjustments specified in the definitive agreements. Baan was founded in 1978 and has a twenty-five year history in the ERP industry. Baan had approximately $279.8 million in revenues in its last fiscal year preceding the acquisition. The Baan acquisition expanded our presence in discrete manufacturing and industries such as automotive, aerospace and defense. The Baan acquisition also provided us with extension solutions, including logistics and customer relationship management and expanded our global reach.

  •
  On July 22, 2003, we acquired Elevon, Inc., for an aggregate purchase price of approximately $23.5 million. Elevon had approximately $41.9 million in revenues in its last fiscal year preceding the acquisition. Elevon was formed in 1973 and provided advanced e-business and collaborative commerce solutions for medium- and large-size customers. The acquisition added customers to our manufacturing and service client base.

  •
  On December 19, 2003 we acquired supply chain provider EXE Technologies, Inc. for an aggregate purchase price of approximately $52.8 million. EXE had approximately $73.7 million in revenues in its last fiscal year preceding the acquisition. EXE was formed in 1997 following the acquisition of Dallas Systems Corporation founded in 1980 by Neptune Systems, Inc. EXE developed software for supply chain processes, including warehouse management, fulfillment, collaboration, inventory management and supply network execution. The purpose of this acquisition was to enhance our existing supply chain product line within our portfolio of solutions.

  •
  On June 4, 2004, we purchased substantially all of the assets of Arzoon, Inc. and its subsidiaries for an aggregate purchase price of $14.0 million, including $2.0 in cash and the issuance of $12.0 million of subordinated convertible notes. Arzoon provided integrated logistics and global trade management technology to its customers.

  •
  On June 30, 2004, we purchased the Marcam division of Invensys Systems, Inc. and certain of its affiliates, which we collectively refer to as Marcam, for $19.4 million in cash, subject to a working capital adjustment. Marcam offered operational-level solutions designed for process manufacturers.

  •
  On August 1, 2005, we acquired Boniva Software, Inc., a provider of human capital management applications, for $2.3 million in cash.

  •
  On September 29, 2005, we acquired CRM solution provider E.piphany, Inc., or Epiphany, for $332.3 million in cash. The transaction was financed with a combination of Epiphany and SSA cash on hand. The purpose of the acquisition was to enhance and expand the existing CRM product functionality within our portfolio of solutions. On a pro forma basis, as of July 31, 2005 after our recent debt financing (see—Liquidity, Financial Conditions and Capital Resources) and the Epiphany acquisition, we had $109.3 million in cash and $211.6 million in total debt.

        We refer to our acquisitions of Infinium, Ironside, Baan and Elevon collectively as the "fiscal 2003 acquisitions." Operating results for fiscal 2003 included approximately seven months of Infinium results, one month of Ironside results and less than one month of results for Baan and Elevon. We refer to our acquisitions of EXE, Arzoon and Marcam collectively as the "fiscal 2004 acquisitions." Together, we refer to these acquisitions as the "fiscal 2003 and 2004 acquisitions." Operating results for fiscal 2004 include approximately seven months of results from EXE, approximately two months of results for Arzoon and approximately one month of Marcam results, while operating results for fiscal 2005 include the results for the fiscal 2004 acquisitions for the entire period. References to our "core product lines" include our BPCS and interBiz product lines for all periods and include our BPCS, interBiz, lnfinium, lronside, Baan and Elevon product lines when comparing fiscal 2004 to fiscal 2005.

        As a key part of our growth strategy, we continuously evaluate acquisition opportunities and from time to time enter into non-binding letters of intent with potential acquisition targets.

          Restructuring

        We implemented restructuring plans in conjunction with the fiscal 2003 and 2004 acquisitions to better align costs with ongoing revenues. As part of these plans, we have generally established restructuring accruals and adjusted goodwill in our purchase price allocations in accordance with EITF 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination."

        Upon the consummation of an acquisition, as part of our integration plans, we review staffing by function and office space needs to eliminate redundancies and review and renegotiate leases and existing contracts. As a result we have been able to reduce costs at each acquired company while positioning our company to grow revenues on a consolidated basis. Our estimates of annual cost savings are based on the historical cost structures of the acquired companies.

        The following is a summary of the restructuring costs recorded in connection with each of the fiscal 2003 and 2004 acquisitions and related cost savings:

Acquisition	Date	Severance and Related Benefits	Facilities Charge	Contract Terminations	Total Restructuring Cost	Employee Positions Eliminated	Annual Cost Savings
		(Dollars in millions, except employee positions)
Infinium	December 2002	$4.0	$2.1	$—	$6.1	70	$9.4
Ironside	June 2003	1.1	0.6	—	1.7	20	2.2
Baan	July 2003	32.0	5.5	11.1	48.6	800	71.2
Elevon	July 2003	1.8	—	—	1.8	40	6.3
EXE	December 2003	—	7.9	1.1	9.0	—	13.8
Arzoon	June 2004	0.2	—	—	0.2	5	0.8
Marcam	June 2004	3.0	2.7	—	5.7	47	4.7

		$42.1	$18.8	$12.2	$73.1	982	$108.4

        Non-acquisition related annual cost savings associated with the fiscal 2003 and 2004 restructurings charged to operations were approximately $8.4 million and $5.5 million for fiscal 2003 and 2004, respectively. For fiscal 2005, a restructuring benefit of $1.8 million was reflected in our consolidated statement of operations and related primarily to Baan contractual settlements for less than the amount previously accrued.

        As a result of the Ironside, Baan and Elevon acquisitions, we consolidated customer support call centers under existing management, realizing efficiencies from reduced management and facility costs. We also acquired a significant development team in India as a result of the Baan acquisition and have expanded development efforts in India to take advantage of the lower salary structure in that country.

        In conjunction with the consummation of the Epiphany acquisition, our Board of Directors evaluated consolidating our operations and approved a reorganization and workforce reduction plan in September 2005. As part of this plan, we intend to reduce the size of our combined workforce, after giving effect to the merger by approximately 200 employees. The objectives of the plan are to eliminate redundant costs resulting from the merger and improve efficiencies in overall operations. A majority of notifications to employees are expected to occur shortly after the merger, and all of the workforce reductions are expected to be completed by January 31, 2006. As a result, we expect to incur costs in the form of severance and related benefits of approximately $9.2 million, all of which is expected to be paid over the twelve months following the merger. We also expect to incur a charge associated with the plan of approximately $5.4 million relating to the involuntary termination of SSA Global employees. Substantially all of this charge will be recorded during the quarter ending October 31, 2005.

          Components of Statements of Operations

        Revenues.    Revenues consist of license fees, support and services and other revenues. License fees revenues is derived from licensing of our software and third-party software products. Support revenues results from maintaining, supporting and providing periodic unspecified upgrades for previously licensed products. Services and other revenues include revenues from consulting and education services, hardware and reimbursed expenses.

        We recognize revenues in accordance with the American Institute of Certified Public Accountants' Statement of Position, or SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," and SEC Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition", or SAB 104. For software license agreements that do not require significant modifications or customization of the software, we recognize license fees revenues when:

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

        We typically enter into multiple element arrangements, which include both license and support arrangements. Revenues are allocated to each element based upon its fair value as determined by vendor-specific objective evidence. Vendor-specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing when those products and services are sold separately, and for support by the renewal rate offered to the customer for perpetual licenses. We allocate revenues to the perpetual license element of the arrangement using the residual value method. This method requires us to defer revenues from the total fees associated with the arrangement in an amount equal to the fair value of the elements of the arrangement that has not been delivered (support). Under the residual method, the remaining portion of the fee is allocated to the delivered element (perpetual license), which is recognized as revenue. We provide consulting and education services, which are separately priced and are generally not essential to the functionality of our software products. We recognize revenues for consulting or education services as services are performed. When we provide services deemed to be essential to the functionality of the software products licensed or when the licensed software requires significant production, modification or customization, we recognize revenues on a percentage-of-completion basis in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." In these cases, software license revenues are deferred and recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

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

    •
    The principal components of cost of license fees are commissions paid to resellers, amortization of capitalized software costs and acquired technology and royalties paid to third-party software vendors.

    •
    The principal components of cost of support, services and other revenues are salaries paid to our customer support personnel and professional services personnel, amounts paid for contracted professional services personnel and third-party resellers, maintenance royalties paid to third-party software vendors and hardware costs.

        Operating expenses.    Operating expenses consist principally of:

    •
    Sales and marketing expenses, which include salaries, commissions and other direct employment costs of our sales, marketing and pre-sales professionals, as well as other marketing costs, including advertising, costs of trade shows and production of sales materials.

    •
    Research and development costs, which consist primarily of salaries, other direct employment expenses and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation, as well as in-process research and development costs expensed at the time of an acquisition.

    •
    General and administrative costs, which include salaries and other direct employment expenses of our administrative and management employees, as well as legal, accounting and consulting fees and bad debt expense.

    •
    Amortization of intangible assets that we acquired, such as customer lists and patents.

    •
    Restructuring charges (benefit) consist of severance-related costs and related benefits for involuntarily terminated employees, costs of office and facilities closures and contract terminations.

        Other income (expense).    Historically, other income (expense) has consisted primarily of interest expense related to related-party debt and other indebtedness. Also included are miscellaneous non-operating gains and losses, such as gains and losses on foreign currency transactions and interest income.

        Our international sales are predominately invoiced and paid in foreign currencies and accounted for on a local functional currency basis. Our consolidated revenues and expenses are affected by the fluctuation of foreign currencies in relation to the U.S. dollar. See "Item 7A. Quantitative and Qualitative Disclosure About Market Risk."

          Summary of Operating Results and Financial Metrics

        Our historical operating results are of limited use in evaluating our historical performance and predicting future results because of the number of significant acquisitions we consummated in fiscal 2003 and 2004. Our revenues have grown from $296.6 million for fiscal 2003 to $711.8 million for fiscal 2005, primarily as a result of acquisitions. We use a number of financial metrics to evaluate our operations and establish financial performance targets. We focus on:

    •
    revenue mix, which consists of contributions from our core product lines and acquisitions to each of our three sources of revenues, license fees, support and services and other revenues as a percentage of total revenues;

    •
    percentage of total revenues for functional expense categories such as sales and marketing, research and development and general and administrative costs;

    •
    workforce productivity measures such as revenues per employee and ratios thereof; and

    •
    customer contracting metrics such as average selling price of our software and annual customer support renewal rates. We have provided a summary of these and other key financial and operational metrics as supplementary information to help you assess our performance.

	Year Ended July 31, 2003	Percent of Total Revenue	Year Ended July 31, 2004	Percent of Total Revenue	Year Ended July 31, 2004	Percent of Total Revenue	Year Ended July 31, 2005	Percent of Total Revenue
Revenues:
Fiscal 2003 acquisitions	$41.5	14%	$358.2	56%
Fiscal 2004 acquisitions	—	—	51.3	8	$51.3	8%	$100.7	14%
Core product lines(1)	255.1	86%	227.0	36%	585.2	92	611.1	86

Total revenues	$296.6	100%	$636.5	100%	$636.5	100%	$711.8	100%

Operating expenses:
Depreciation, amortization, in-process research and development and non-cash stock option expense(2)	$11.7	4%	$54.2	8%	$54.2	8%	$67.4	10%
All other operating expenses(2)	233.9	79	533.3	84	533.3	84	577.2	81

Total operating expenses	$245.6	83%	$587.5	92%	$587.5	92%	$644.6	91%

Employee headcount and productivity:
Total employees (at end of period)	3,371		3,702		3,702		3,510
Total average employees	1,478		3,590		3,590		3,594
Total revenues per average employee (in 000s)	$201		$177		$177		$198
All other operating expenses per average employee (in 000s)	$158		$149		$149		$161
Financial condition ratios:
Cash and cash equivalents to total debt	0.35		0.43		0.43		1.02
Total debt to total debt and stockholders' equity	0.59		0.63		0.63		0.37

(1)
Refers to our product lines owned for the entire current and prior fiscal years.

(2)
Includes cost of revenues.

Results of Operations

        The following table sets forth certain components of our results of operations as a percentage of total revenues for the fiscal years indicated:

	Percentage of Total Revenues
	Year Ended July 31, 2003	Year Ended July 31, 2004	Year Ended July 31, 2005
Revenues:
License fees	32%	25%	29%
Support	48	51	48
Services and other	20	24	23

Total revenues	100	100	100
Cost of revenues:
Cost of license fees	5	5	6
Cost of support, services and other	24	28	28

Total cost of revenues	29	33	34

Gross margin	71	67	66

Operating expenses:
Sales and marketing	23	25	27
Research and development	14	15	14
General and administrative	14	15	12
Amortization of intangible assets	2	4	4
Restructuring charge (benefit)	1	—	—

Total operating expenses	54	59	57

Operating income	17	8	9

Other income (expense):
Interest expense—related parties	(3)	(2)	(2)
Interest income (expense)—other	—	—	—
Other income (expense)	—	—	—

Total other income (expense)	(3)	(2)	(2)

Income before provision for income taxes	14	6	7
Provision (benefit) for income taxes	(4)	3	3

Net income	18%	3%	4%

  License Fees Revenues

        License fees revenues have increased significantly in absolute dollars in each period primarily as a result of increased transaction volumes associated with our products and increases in average selling price.

        License fees increased to 29% of total revenues during fiscal 2005 as compared to 25% in fiscal 2004, as a result of growth in our product lines and the carry-over impact of ratable revenue recognition for multi-year term license contracts made effective at the beginning of fiscal 2004. Sales of our extension products, such as supply chain management and customer relationship management, represented 18% and 23% of license fees revenues in fiscal 2004 and 2005, respectively. During fiscal 2004, we experienced a decline in license fees revenues in our core product lines primarily as a result of a change in the mix of our business and as result of a change in accounting for multi-year term licenses, which is described in "Critical Accounting Policies—Revenue Recognition" and note B to our consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K.

        The average contract value for licensed software was approximately $79,000 and $87,000 for software contracts signed in fiscal 2004 and 2005, respectively.

        In fiscal 2004 and 2005, new customers represented approximately 9% of both software license contracts signed and software licenses dollars associated with the contracts signed. We believe tracking new customer and existing customer license fees is important because:

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

  Support Revenues

        Support revenues increased in dollars during fiscal 2004 and 2005, primarily as a result of the fiscal 2003 and 2004 acquisitions. As a percentage of total revenues, support revenues increased to 51% in fiscal 2004 from 48% in fiscal 2003 due to the impact from the fiscal 2003 acquisitions and decreased to 48% in fiscal 2005, primarily as a result of the increase in license fees revenues.

        Support contract renewal rates improved from 82% in fiscal 2003 to 84% in fiscal 2005. Measured in dollars, support contract renewals increased from 89% in fiscal 2003 to approximately 91% in fiscal 2005. We believe this level of ongoing support contract renewal rates is due to customer acceptance of our long-term product strategy and the value our support offering brings to them.

  Services and Other Revenues

        Services and other revenues decreased to 23% of total revenues for fiscal 2005 as compared to 24% for fiscal 2004, reflecting the decline in demand for consulting services, a reduced emphasis by us due to the lower associated profitability and an increase in license fees revenues. Services and other revenues increased to 24% of total revenues in fiscal 2004 from 20% in fiscal 2003, mainly as a result of changes in revenue mix as a result of the Baan and EXE acquisitions. We intend to pursue consulting service engagements at acceptable rates in relation to the nature of the services performed for our customers and will reduce our emphasis on services where it is difficult to differentiate ourselves from other vendors.

  Total Revenues by Acquired Business

        Prior to fiscal 2005, our revenue growth was driven primarily by acquisitions. Approximately 64% of our total revenues in fiscal 2004 came from businesses acquired during fiscal 2003 and 2004. In fiscal 2005, approximately 14% of our total revenues came from businesses acquired in fiscal 2004. We plan to continue to evaluate and selectively pursue acquisitions in the future. For additional information regarding the impact of acquisitions on our total revenues see "—Revenues."

  Total Revenues by Employee

        Revenues per average employee declined by 12% in fiscal 2004 compared to fiscal 2003. This decline was primarily due to a change in functional and geographic mix of employees in fiscal 2004. Much of this change was the result of an increase in research and development employees in India, primarily from the Baan acquisition, yielding cost efficiencies through the increasing scale of our operations and lower wage rates. Revenues per average employee increased 12% in fiscal 2005 as compared to the prior year period. The improvement in fiscal 2005 was attributable to:

  •
  improved sales force productivity;

  •
  the enhanced product suite available as a result of acquisitions; and

  •
  improved workforce productivity.

  Operating Expenses

  Depreciation, amortization, in-process research and development and non-cash stock option expense

        The primary components are amortization expense and in-process research and development associated with acquisitions and non-cash stock option charges associated with stock options granted on July 31, 2003. Amortization expense and in-process research and development charges were $9.3 million, $37.8 million and $42.6 million for fiscal 2003, 2004 and 2005, respectively. Non-cash stock option expense was approximately $9.4 million and $17.5 million for fiscal 2004 and 2005, respectively. See note M to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As a result of the Epiphany acquisition, we expect to record a charge of $1.5 million to $2.0 million in the quarter ended October 31, 2005 for acquired in-process research development.

        During our quarter ended July 31, 2005, we recorded a one-time non-cash charge to operations of approximately $8.6 million, representing the difference between deferred stock compensation amortized on a straight-line basis over 41 months and the amortization measured based on the actual vesting schedules of the stock options. See note M to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        Effective August 1, 2005 (the first quarter of our fiscal 2006 year), we will adopt SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), a revision of SFAS No. 123, "Accounting for Stock Based Compensation," requiring us to expense the fair value of stock options granted over the related requisite service period. We estimate that we will record stock-based compensation expense of $13.7 million, $11.3 million, $9.1 million and $5.6 million in fiscal 2006 through 2009, respectively, or a total of $39.7 million, based on past option grants through July 31, 2005. These amounts will also increase in the future if additional stock option grants are made in subsequent periods.

  All other operating expenses

        All other operating expenses per average total employee decreased 6% in fiscal 2004. Much of this decrease was associated with the higher percentage of the workforce located in countries where wages are lower than in the United States or Europe. For example, as of July 31, 2004, approximately 10% of our global workforce was located in India, whereas in fiscal 2003, prior to the Baan acquisition, our headcount in India was minimal. Our employees in India work primarily in customer support and product development, and we expect to maintain a significant employee presence in India. All other operating expenses per average total employee increased 8% in fiscal 2005 as compared to fiscal 2004, largely as a result of costs associated with increased license fees and hardware revenues, marketing investments, salary increases and the impact of foreign exchange rates.

        On June 1, 2005, following the consummation of our initial public offering, or IPO, certain members of management, including our chief executive officer, received bonuses in the aggregate amount of approximately $5.5 million. In addition, our chief executive officer received a one-time payment of $1.0 million in exchange for his agreement, effective with the consummation of our IPO, to eliminate the deferred bonus arrangement provided for under his employment agreement. As of May 31, 2005, we had accrued $7.8 million under our chief executive officer's prior employment agreement. The modification of our chief executive officer's employment agreement resulted in a benefit to us, which was largely offset by the special bonus payment that was recorded in the fourth quarter of fiscal 2005, the period in which our IPO was consummated.

        The net fiscal 2005 expense impact was a credit of $1.3 million as follows (in millions):

	Deferred Payment Accrual Elimination	IPO-related Payments	Total
Cost of revenues—Cost of support, services and other	$—	$0.2	$0.2
Sales and marketing	—	1.5	1.5
Research and development	—	0.2	0.2
General and administrative	(7.8)	4.6	(3.2)

	$(7.8)	$6.5	$(1.3)

  Liquidity, Financial Condition and Capital Resources

        Cash and cash equivalents increased during fiscal 2005 by $59.3 million to $165.4 million at July 31, 2005 primarily as a result of cash provided by operations, as well as the remaining proceeds from the initial public offering of our common stock after debt repayment (see note D to our consolidated financial statements). With the consummation of our IPO, we repaid $81.2 million of related-party long-term debt with proceeds from the IPO to our primary stockholders, funds and accounts managed by Cerberus Capital Management, L.P. or its affiliated management companies and investment entities affiliated with General Atlantic LLC. In addition, we modified the terms of approximately $151.8 million of indebtedness owed by us to Cerberus and General Atlantic to provide an interest rate of three-month LIBOR plus 2.75%, a three-year term and a senior unsecured ranking. Our total debt was at $162.6 million as of July 31, 2005, after we paid off the related-party debt referred to above. These borrowings were mainly used to finance our prior acquisitions.

        In September 2005, we entered into a $200.0 million term credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent and Citicorp USA, Inc., as Syndication Agent. The proceeds from the credit facility were used to repay $154.7 million in related-party debt and accrued interest and provide funds for acquisitions or working capital. A $25.0 million revolving credit facility is also available from these lenders. We will record a charge of $3.3 million to write-off the unamortized deferred financing fees associated with the related-party debt during the quarter ended October 31, 2005. See "—Liquidity and Capital Resources" below and note T to our consolidated financial statements.

        On August 1, 2005, we acquired Boniva, a provider of human capital management applications for $2.3 million in cash. On September 29, 2005, we acquired Epiphany. Each holder of Epiphany common stock received a total of $4.20 per share for a total acquisition price of $332.3 million. Epiphany used cash on hand to partially fund the transaction, with us funding approximately $95.0 million with cash on hand. The purpose of the acquisition was to enhance and expand the existing CRM product functionality within our portfolio of solutions. On a pro forma basis as of July 31, 2005 after the debt financing and Epiphany acquisition, we had $109.3 million cash on hand and $211.6 million in total debt.

        In the event we choose to make additional acquisitions, we may use cash on hand, incur additional debt or raise additional equity capital, or a combination thereof, to finance any such acquisition.

  Critical Accounting Policies

        Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, prepared in accordance with accounting principles generally accepted, or GAAP, in the United States of America. Some accounting policies require us to make estimates, judgments and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment, and actual results could differ from those estimates. Our accounting policies are described in the notes to our consolidated financial statements for the three fiscal periods ended July 31, 2005. Some of these policies involve a high degree of judgment in their application and reflect the critical accounting used in the preparation of our financial statements. The critical accounting policies, in management's judgment, are those described below. If different assumptions or conditions prevail, or if our estimates and assumptions prove to be incorrect, actual results could differ materially from those reported.

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

        We generally recognize revenues from services separately from license fees revenues because the service arrangements qualify as "service transactions" as defined by SOP 97-2. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the licensed product), availability of services from vendors and timing of payments on the realizability of the software license fee. Generally, revenues for consulting or education services are recognized as services are performed. Revenue from resale of equipment is recognized upon shipment to the customer provided the above criteria are met.

        The accounting profession continues to discuss certain provisions of SOP 97-2 and SAB 104 with the objective of providing additional guidance on potential interpretations. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue recognition practices, which could have the effect of changing the timing of revenue recognition. In addition, companies we acquire may have historically interpreted and applied SOP 97-2 differently than we do or may not have been subject to SOP 97-2 as a result of reporting under local GAAP in a foreign country. Historical differences in the interpretation and application of SOP 97-2, if applied at all, by companies we acquire may adversely affect the marginal revenues we are able to realize from any such acquisition. In addition, certain companies we have acquired, including Baan, and companies we may acquire in the future may not have reporting systems designed to permit compliance with SOP 97-2, SOP 98-9 and SAB 104, as well as other U.S. GAAP accounting standards.

        In addition, changes in the marketplace could require us to change our application of the revenue recognition rules under today's guidelines. Any such change could significantly impact the timing of recording software license revenues.

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

        Our management and auditors concluded the combination of these significant deficiencies aggregated to a material weakness in internal controls as of July 31, 2004. Our independent auditors, Grant Thornton LLP, issued a letter to our Audit Committee in which they stated that the four identified significant deficiencies, in aggregate, constituted a material weakness in the design and operation of our internal controls as of July 31, 2004. We have implemented remedial policies and procedures that are described below that we believe are sufficient to address each of these significant deficiencies. See, however, "—Risk Factors—Risks Relating to Our Business, Our Future Results and the Market Price of Our Stock—Our management and auditors identified four significant deficiencies in our internal controls, that, in aggregate, constituted a material weakness in the design and operation of our internal controls as of July 31, 2004, which, if not properly remediated could result in material misstatements in our financial statements in future periods."

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

        Second, during the audit of our fiscal 2004 financial statements, our auditors identified three instances where license fees revenues were recorded in Europe, Middle East and Africa, or EMEA, in our fourth quarter, but shipment of the software did not occur until after the end of our fiscal year. Accordingly, those adjustments have been reflected in the fiscal 2004 financial statements. The impact on our statement of operations was a reduction of license fees revenues and income before income taxes of approximately $0.4 million. We have enhanced our internal controls in this area by implementing procedures requiring that proof of shipment documentation is provided to, and verified by, our accounting personnel in a timely manner.

        Third, during January 2005, we became aware that sales and finance employees in Mexico recorded two software license transactions in fiscal 2004 where we believe the employees had knowledge the contracts did not meet revenue recognition requirements. These employees subsequently falsely represented to, and withheld information from, both our corporate management and our auditors as to whether the transactions met revenue recognition requirements. This included knowledge of the falsification of customer signatures in one instance and misrepresentation of facts and circumstances in another instance indicating the fees from the arrangement were fixed and determinable upon contract signing. As a result, we have adjusted our financial statements for fiscal 2004 to reflect the proper revenue recognition for those transactions. The impact on our statement of operations was a reduction of license fees revenues of $1.3 million and a reduction of income before income taxes of $0.7 million. The implicated sales and finance employees have resigned.

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

        Valuation of Accounts Receivable.    We maintain an allowance for doubtful accounts at an amount we have estimated to be sufficient to provide adequate protection against losses resulting from collecting less than full value on our receivables. Provisions are made based on review of the realization judgments. For the last three fiscal years, our provision for doubtful accounts has ranged from 0.7% to 1.2% of revenues. Generally, we determine the allowance based on the assessments using historical information and current economic trends, including the probability of collection. The allowance for doubtful accounts is adjusted quarterly based on a current assessment of the receivable balance at the end of each quarter. If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. Based on our total revenues for fiscal 2005, our provision for doubtful accounts would change by approximately $7.1 million if the percentage in relation to total revenue changed by one percentage point.

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

        In addition, acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by us in accordance with EITF 01-03, "Accounting in a Business Combination for Deferred Revenue of an Acquiree," or EITF 01-03. For EITF 01-03 purposes, we consider post-contract customer support, or PCS, contracts in their entirety and service contracts to be legal obligations of the acquired entity. We are required to estimate the fair value of acquired deferred revenue, which is determined by prices paid by willing participants in recent exchange transactions. We have recorded approximately $162.0 million, in aggregate, of acquired deferred revenue as a result of our acquisitions during fiscal 2002, 2003 and 2004, including approximately $144.0 million of deferred support revenue.

        We have fulfilled all of the obligations underlying the customer support arrangement including "help desk" and technical support, "bug fixes" and periodic unspecified software upgrades, when and if available. We consider the acquired PCS arrangement to be a single unit of accounting when determining the legal obligation assumed from the acquired entity. We have fulfilled each underlying obligation element of the PCS arrangement and expect to fulfill these obligations in future acquisitions as well. However, in the event we acquire a business in the future and do not intend to perform software development activities post-acquisition to provide unspecified software upgrades, when and if available, the fair value of acquired deferred support revenue would be reduced at the acquisition date. If we had not committed to perform these obligations for our past acquisitions, we estimate it would have resulted in a 33% aggregate decrease in acquired deferred support revenue, or $47.0 million in aggregate, at the respective acquisition dates and a subsequent $47.0 million aggregate decrease in post-acquisition revenue recognized, including a reduction of fiscal 2003 and 2004 support revenue of approximately $10.5 million, $29.5 million, respectively.

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

        Capitalization of Software Costs and Acquired Technology.    We capitalize internally developed software costs in accordance with SFAS No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed." We expense product development costs as incurred until technological feasibility is attained. We determine that technological feasibility has been attained when we complete system testing of the software and determine that it is viable for its intended use. We capitalize software acquired through technology purchases and business combinations if we determine that the related software under development has reached technological feasibility or if there are alternative future uses for the software. In future periods, if we determine that technological feasibility occurs at a different stage of the process, we may capitalize more or less software development costs. This determination could change our reported operating expenses in the short-term by the amounts we capitalize. The amounts of software costs that we capitalized were $0.9 million, $2.3 million and $3.6 million in fiscal 2003, 2004 and 2005, respectively.

        Valuation of Long-Lived Assets.    Long-lived assets consist primarily of (a) property and equipment, (b) goodwill, (c) customer lists, (d) patents, (e) capitalized software costs and (f) acquired technology.

Long-lived assets subject to depreciation, amortization and impairment totaled $457.7 million at July 31, 2005. We periodically evaluate the estimated useful life of property and equipment and identifiable intangible assets and, when appropriate, adjust the useful life, thereby increasing or decreasing the depreciation and amortization expense recorded in the current period and in future reporting periods. The estimated economic useful lives of our long-lived assets may change based upon the intended use of the asset or the period of time over which revenues are expected to be generated. To date, we have not been required to change the estimated useful life of any long-lived assets. As of July 31, 2005, $161.4 million of our long-lived assets were subject to depreciation and amortization. If the useful lives of our identifiable intangible assets were reduced by one year, our amortization expense would increase by $15.6 million annually.

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

        We have recorded a significant amount of intangible assets, consisting of customer lists, net, and patents, net, on our balance sheet. As of July 31, 2005, customer lists and patents, net of accumulated amortization were approximately $118.4 million, representing approximately 14% of our total assets and approximately 26% of long-lived assets subject to depreciation, amortization and impairment. In the future, identifiable intangible assets may increase as a result of additional acquisitions we may do. Any future determination requiring the write-off of a significant portion of the identifiable intangible assets recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.

        We perform an annual impairment test for goodwill as of May 31 of each year as required by SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 142 requires us to compare the fair value of our reporting units to the carrying amount, including goodwill, on an annual basis to determine if there is potential impairment. We have determined that we have four reporting units for purposes of this test. We determined that our reporting units are equivalent to our operating segments for SFAS 142 purposes. Fair value of the reporting units is determined by reference to the Company's quoted market value and using valuation methods including discounted cash flows, comparable company analysis and recent transaction analysis. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. We completed the annual impairment test in each of fiscal 2003, 2004 and 2005. The results of those tests indicated no impairment of goodwill.

        We have recorded a significant amount of goodwill on our balance sheet. As of July 31, 2005, goodwill was approximately $296.3 million, representing approximately 36% of our total assets and approximately 65% of our long-lived assets subject to depreciation, amortization and impairment. In the future, goodwill may increase as a result of additional acquisitions we may do. Goodwill is recorded on the date of acquisition and is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions and a variety of other circumstances. Any future determination requiring the write-off of a significant portion of the goodwill recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.

        Deferred Tax Assets and Liabilities.    As of July 31, 2004 and 2005, we had net deferred tax assets of $10.7 million and $26.3 million, respectively. We consider the useful life of deferred tax components, historical taxable income, projected future taxable income and tax planning strategies in assessing the realizable value of deferred tax assets. We provide for income taxes under the assets and liability method. Under this method, we recognize deferred income taxes for the expected tax consequences of existing assets and liabilities using tax rates for the years in which we expected temporary differences to be recovered or settled. We establish valuation allowances when we determine it is necessary to reduce the deferred tax assets to the amount we expect to be realized. While we consider future taxable income and prudent tax strategies in assessing the need for the valuation allowance, in the event we determine we would not be able to realize all of our tax asset balance, we would make an adjustment to the balance by charging income in the period. Conversely, if we determined that it is more likely that in the future deferred tax assets will be realized in excess of the net tax assets recorded, we would reverse the appropriate portion of the valuation allowance in the period. Management will continue to monitor its estimates of future profitability and realizability of our net deferred tax assets based on evolving business conditions.

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

        Restructuring Costs.    Restructuring costs are primarily comprised of severance costs and related benefits, costs to eliminate or vacate duplicate facilities and costs to terminate certain contractual commitments. Restructuring costs incurred in conjunction with the acquisitions have been accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations," or EITF 95-3, and have been recognized as a liability assumed in the purchase business combination. We account for restructuring costs not related to acquisitions in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS 146. SFAS 146 requires that a liability for a cost associated with an exit plan or disposal activity be recognized when the liability is incurred. SFAS 146 establishes that fair value is the objective for initial measurement of the liability. Accordingly, we record liabilities as they are incurred as a restructuring charge in the statements of operations. Restructuring costs are based on plans that have been committed to by management. Restructuring cost estimates may change as additional information becomes available and as management finalizes execution of the restructuring plan. Changes to the estimates of executing the plans accounted for under EITF 95-3 are recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter. Changes in estimates to restructuring plans accounted for under SFAS 146 are recorded in our results of operations as an adjustment to restructuring charges. A restructuring benefit of $1.8 million was recorded in the consolidated statement of income for fiscal 2005 resulting primarily from accrual adjustments related to actual Baan-related settlements for less than the amount previously accrued.

        Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish lease terminations. Changing business and real estate market conditions may effect the assumptions related to the timing and extent of our ability to terminate or sublease vacated space. We review the status of restructuring liabilities on a quarterly basis and, if appropriate, we record changes to our restructuring liabilities based on management's most current estimates.

        Contingencies.    We periodically record the estimated impacts of various uncertain outcomes. These events are called contingencies and our accounting for these events is prescribed by SFAS No. 5, "Accounting for Contingencies," or SFAS 5. SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur." Contingent losses must be accrued if:

  •
  available information indicates it is probable that the loss has been or will be incurred, given the likelihood of the uncertain future events; and

  •
  the amount of the loss can be reasonably estimated.

        The accrual of a contingency involves considerable judgment on the part of management. Legal proceedings have elements of uncertainty, and in order to determine the amount of any reserves required, we assess the likelihood of any adverse judgments or outcomes to pending and threatened legal matters, as well as potential ranges of probable losses. As of July 31, 2005, we had $14.0 million accrued for legal contingencies, primarily related to claims assumed in the Baan acquisition. We use internal expertise and outside experts, as necessary, to help estimate the probability that a loss has been incurred and the amount or range of the loss. A determination of the amount of reserves required for these contingencies is made after analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy.

        Stock-Based Compensation.    The fair value of our common stock issuable upon the exercise of options we granted from July 31, 2003 through July 31, 2004 was determined by management. We did not obtain contemporaneous valuations by an unrelated valuation specialist because, at the time of the issuances of these stock options, our efforts were focused on acquisition integration and operational matters. Subsequently, during May 2004, we performed a retrospective valuation as of July 31, 2003 which validated our initial contemporaneous valuation. Stock options were granted on May 26, 2005, concurrent with our IPO of our common stock, and on July 12, 2005 at exercise prices equal to the fair value of our publicly-traded common shares on the applicable grant date.

        Determining the fair value of our common stock prior to the IPO required making complex and subjective judgments. We used the income, market and comparable company approaches either individually or on a weighted average basis to estimate our enterprise value at each date on which options were granted. The income approach involves applying appropriate discount rates to estimated cash flows that are based on forecasts of revenue and costs. The market approach involves evaluating recent sales prices of similar businesses or investments in arms'-length transactions. The comparable company approach consists of identifying similar public companies and developing multiples of revenue and profit measures. Our valuation approach also required us to make an estimate of the anticipated timing of a potential liquidity event such as an initial public offering. The anticipated timing was based on the plans of our Board of Directors and of management and was subject to market conditions.

        In order to determine the fair value of a share of our common stock, our enterprise value was reduced to reflect the debt portion of our capital structure. We also determined an appropriate discount for our common stock because it was not publicly traded at that time. Estimating the price of shares of a privately held company is complex because there is no readily available market for the shares.

        We granted stock options with exercise prices ranging from $2.06 to $16.50 from July 31, 2003 to July 31, 2004. In addition, we determined that the fair value of our common stock increased from $6.34 to $16.50 per share during that period. We did not grant any stock options during fiscal 2005 until the IPO date.

        The weighted average fair value of our common stock as of various dates from July 31, 2003 through July 31, 2004:

July 31, 2003	$6.34
Three months ended October 31, 2003	9.51
Three months ended January 31, 2004	15.24
Three months ended April 30, 2004	15.24
Three months ended July 31, 2004	16.50

        The reasons for the difference between this range of $6.34 to $16.50 per share and the public offering price of $11.00 per share are as follows:

        During April 2003, we sold a 25% interest in our company for $75.0 million, or an implied value of $300.0 million, to investment entities affiliated with General Atlantic in an independent private equity transaction. Shortly thereafter, on July 18, 2003, we acquired Baan for $130.4 million, which we funded by means of a debt financing from certain of our controlling stockholders. The Baan acquisition nearly doubled the revenue base of our company by July 2003 and increased total debt to $184.0 million as of July 31, 2003. In addition, we expected to incur approximately $50.0 million of restructuring costs associated with the Baan acquisition related to employee severance and contract termination costs. We viewed the Baan acquisition as a positive strategic transaction, but were also aware of the significant risks and uncertainties associated with Baan's past operating losses and negative cash flows, customer perceptions, acquisition integration execution risk, international mix of business and geographically dispersed organization and the impact on our capital structure. Accordingly, it was difficult to assess our prospects with certainty at that time. In addition, the valuation for public information technology companies, particularly enterprise software companies, was depressed at July 31, 2003.

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

        From January 31, 2004 to July 31, 2004, the value of our company stabilized or regressed for several reasons, including:

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

        Based on the closing price of our stock ($13.15 per share) on July 29, 2005, the intrinsic value of the options outstanding at July 31, 2005 was $94.4 million, of which $72.2 million related to vested options and $22.2 million related to unvested options.

        On December 16, 2004, the FASB issued SFAS 123(R). This statement is a revision of FASB 123 "Accounting for Stock Based Compensation," as amended, supersedes APB 25, "Accounting for Stock Issued to Employees" and its related implementation guidance and amends SFAS 95, "Statement of Cash Flows". SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. We adopted SFAS 123(R) effective August 1, 2005, using a modified prospective application. This application will require us to record compensation expense for all awards granted after the required effective date and for the unvested portion of awards granted between June 4, 2004 and July 31, 2005 that remain outstanding at the date of adoption, in addition, to the stock-based compensation to be recorded for options granted with exercise prices below fair value.

        We expect that the adoption of SFAS 123(R) will have the following effect for stock options outstanding as of July 31, 2005 (in millions):

Estimated Stock-Based Compensation Expense
Fiscal year ending July 31, 2006	$13.7
Fiscal year ending July 31, 2007	11.3
Fiscal year ending July 31, 2008	9.1
Fiscal year ending July 31, 2009	5.6

Total estimated stock-based compensation expense over the remaining vesting period	$39.7

        SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost of employee services is recognized over the period during which an employee is required to provide service in exchange for the award. The fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after a grant date for the benefit of an employee, incremental compensation cost is required to be recognized.

        While the fair value method under SFAS 123(R) is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our consolidated financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123(R) will require us to estimate future forfeitures and adjust our estimate on a quarterly basis.

        In March 2005, the Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin, or SAB, No. 107, "Share-based Payment" ("SAB 107"), which provides the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations for public companies.

        See note M to our consolidated financial statements for pro forma disclosures regarding the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS No. 123. Depending on the stock-option valuation method adopted, other modifications to the calculation of stock-based compensation expense upon the adoption of SFAS 123(R) and the change to the pro forma expense recognition under SFAS 123 as a result of the change in vesting of the July 31, 2003 option grants from the straight-line amortization over the service period to actual vesting schedules as a result of being able to exercise options effective with the IPO, the pro forma disclosure in note B may not be indicative of the stock-based compensation expense to be recognized in future periods with the adoption of SFAS 123(R).

        Earnings Per Share.    We have adopted the consensus of the EITF Issue 03-6, or EITF 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128." In EITF 03-6, the EITF expanded the notion of participation rights in calculating earnings per share from previous practice. EITF 03-6 does not focus on a security holder's contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation. Instead, it defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period, even if those earnings would not actually be distributed from an economic or practical perspective and even if the company has legal or contractual limitations on its ability to pay dividends.

        Under EITF 03-6, all securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible or potential common stock securities, are considered for inclusion in the computation of basic earnings per share using the two-class method. We have adopted EITF 03-6 and have presented basic earnings per share under the two-class method and diluted earnings per share under the "if converted" method for the earnings per share calculations presented throughout our consolidated financial statements. Under the two-class method, net income or loss for a period is to be allocated between common stock and preferred stock on the basis of weighted average number of shares outstanding during the period. However, net loss for a period was allocated solely to common stock since, according to the terms of our Certificate of Incorporation, Series A Convertible Preferred Stock was not obligated to share in our losses.

        The application of EITF 03-6 in our circumstances required complex judgments associated with the allocation of earnings between common and preferred stockholders, including the determination of whether dividends in excess of the stated amount exist related to our preferred stock. Such determination requires us to measure the fair value of our common stock in a manner described under "—Critical Accounting Policies—Stock Based Compensation."

        Through May 31, 2005, we recorded preferred stock dividends in excess of the stated amount of $88.9 million that reduced basic and diluted earnings per common share and increased basic and diluted earnings per preferred share. We ceased recording preferred stock dividends in excess of the stated amount when the holders of our Series A Convertible Preferred Stock converted their shares of Series A Convertible Preferred Stock into common stock upon the consummation of our IPO. Beginning in fiscal 2006, the provisions of EITF 03-06 will no longer apply to us since our "participating security," convertible preferred stock, has converted into shares of common stock effective with our IPO.

        Interest Expense—Related Parties.    We had $151.8 million of debt payable to related parties as of July 31, 2005. Approximately $81.2 million of related-party debt was repaid on June 1, 2005 with proceeds from our IPO. During fiscal 2003, 2004 and 2005, our interest expense attributable to borrowings from related parties was $9.4 million, $13.7 million and $15.3 million, respectively. Approximately $133.1 million of our related party debt at May 31, 2005 carried an interest rate of 1.23% per annum, which was less than interest rates available from unrelated third-party lenders. Interest accrued at the rate of 1.23% per annum and was added to the principal balance. For financial reporting purposes, interest expense on this related-party debt was imputed using an interest rate of 4.0% in fiscal 2004 and a weighted-average interest rate of approximately 5.2% in fiscal 2005 until May 31, 2005, representing a market rate of interest available from a third-party lender.

        In addition, the terms of the remaining debt owed to related parties were modified concurrent with the IPO to provide for an interest rate of average three-month LIBOR plus 2.75%, a three-year term and a senior unsecured ranking. The determination of market interest rates for purposes of imputing interest expense on related-party debt is an estimate based on market conditions, third-party input and judgments regarding the terms of third-party debt available to us including, but not limited to, security interests, maturity and interest rates. We believe the interest rates are representative of the interest rates available from a third-party lender. With the debt financing consummated on September 22, 2005 with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, we used approximately $154.7 million of the proceeds to repay the related-party debt and accrued interest. Consequently, we will no longer need to impute interest to a market rate of interest available from a third-party lender.

Year Ended July 31, 2004 Compared to Year Ended July 31, 2005

  General

        Our operating results for fiscal 2004 included results for the EXE acquisition for approximately seven months. The Arzoon and Marcam acquisitions were completed in June 2004 and operating results for fiscal 2004 include approximately two months of Arzoon results and approximately one month of Marcam results. Our operating results for fiscal 2005 included results for the fiscal 2004 acquisitions (EXE, Arzoon and Marcam) for the entire period. References to our "core product lines" in this section refer to our product lines owned during the entire fiscal 2004 and 2005.

Revenues

Total revenues

	2004	%	2005	%	Increase (Decrease)	Percent Change
	(Dollars in millions, except number of employees and revenue per average employee)
Total revenues from core product lines	$585.2	92%	$611.1	86%	$25.9	4%
Effect of fiscal 2004 acquisitions	51.3	8	100.7	14	49.4	96

Total revenues	$636.5	100%	$711.8	100%	$75.3	12%

Total employees (at end of period)	3,702		3,510		(192)	(5)%
Average employees	3,590		3,594		4	—%
Revenue per average employee (dollars in 000s)	$177		$198		$21	12%

        Total revenues were $636.5 million for fiscal 2004 as compared to $711.8 million for fiscal 2005, an increase of $75.3 million or 12%. Fiscal 2005 included $49.4 million of incremental revenues from the fiscal 2004 acquisitions. Revenues from our core product lines were $585.2 million and $611.1 million for fiscal 2004 and 2005, respectively. This increase in revenues from core product lines resulted from a 25% increase in license fees partially offset by an 8% decline in core product line services and other revenue, our least profitable source of revenue.

        Revenue per average employee increased as a result of additional license fees revenues and improved productivity of the market-facing personnel in our business.

  Segment Revenues and Profits

        We primarily manage our business on a geographic basis. Our four geographic business segments are:

  •
  North America, which consists of the United States and Canada;

  •
  EMEA;

  •
  Asia Pacific, which consists of Asia, the Pacific Rim and Japan; and

  •
  Latin America, which consists of Mexico and Central and South America.

Revenues by Segment

	2004	%	2005	%
	(Dollars in millions)
North America	$271.0	43%	$314.7	44%
EMEA	243.7	38	280.3	39
Asia Pacific	86.5	13	84.1	12
Latin America	35.3	6	32.7	5

Total revenues	$636.5	100%	$711.8	100%

Segment Profit

	2004	%	2005	%
	(Dollars in millions)
North America	$124.4	66%	$151.0	70%
EMEA	40.4	21	51.8	24
Asia Pacific	16.2	9	11.3	5
Latin America	8.3	4	2.5	1

Total revenues	$189.3	100%	$216.6	100%

        Revenues from North America increased $43.7 million or 16% in fiscal 2005 over fiscal 2004. The fiscal 2004 acquisitions accounted for $31.6 million of the increase while license fees revenues from our core product lines increased $18.7 million. These increases were partially offset by decreases in support and services and other revenues. The increase in license fees revenues was principally attributable to customer orders for the SSA ERPLN product released in July 2004. In addition, $5.0 million of the increase was due to the carry-over impact of ratable revenue recognition for multi-year term license contracts discussed above.

        Segment profit reported for the geographic segments is computed by subtracting direct costs incurred by the geographic segment from segment revenue. These direct costs include cost of license fees, cost of support, services and other revenue, cost of direct sales and marketing as well as local costs for research and development and general and administrative functions. Segment profits from North America increased $26.6 million or 21% in fiscal 2005 as compared to the prior fiscal year. Segment profits were 46% of segment revenues in fiscal 2004 and 48% in fiscal 2005.

        Fiscal 2005 revenues from EMEA increased $36.6 million or 15% to $280.3 million, with $12.5 million of the increase attributable to the fiscal 2004 acquisitions and $24.7 million attributable to increased license fees revenues in our core product lines. Increased support revenues from our core product lines was offset by a decrease in services and other revenues from our core product lines. The increase in license fees revenues was principally attributable to customer orders for SSA ERPLN. In addition, $5.0 million was due to the carry-over impact of ratable revenue recognition for multi-year term license contracts discussed above.

        Segment profits from EMEA increased $11.4 million or 28% in fiscal 2005 compared to the prior fiscal year. Segment profits were 17% of segment revenues in fiscal 2004 and 18% in fiscal 2005.

        Revenues from the Asia Pacific segment decreased $2.4 million or 3% in fiscal 2005 compared to fiscal 2004, as a result of lower license fees and decreased services revenue of $6.5 million largely due to decreased revenue in Japan. These decreases were partially offset by $4.2 million of revenue increases from the fiscal 2004 acquisitions.

        Segment profits from Asia Pacific decreased $4.9 million in fiscal 2005 as compared to the prior fiscal year. Segment profits were 19% of segment revenues in fiscal 2004 and 13% in fiscal 2005, as a result of lower revenues.

        Revenues from Latin America decreased $2.6 million or 7% in fiscal 2005 as compared to the prior fiscal year primarily as a result of $4.2 million in lower license fees revenues. The decrease in license fees revenues resulted from a decrease in larger contracts in fiscal 2005.

        Segment profits from Latin America decreased $5.8 million in fiscal 2005 as compared to the prior fiscal year. Segment profits were 24% of segment revenues in fiscal 2004 and decreased to 8% in fiscal 2005, representing lower revenues and a revenue shift to the lower margin services business.

        Sales outside the United States accounted for approximately 60% and 59% of our total revenues for fiscal 2004 and 2005, respectively.

License fees revenue

	2004	%	2005	%	Increase	Percent Change
	(Dollars in millions)
License fees revenue from core product lines	$147.6	94%	$183.8	90%	$36.2	25%
Effect of fiscal 2004 acquisitions	9.9	6	19.9	10	10.0	101

License fees revenue	$157.5	100%	$203.7	100%	$46.2	29%

        Total license fees revenues were $157.5 million for fiscal 2004 as compared to $203.7 million for fiscal 2005, an increase of $46.2 million or 29%. In fiscal 2005, $10.0 million of the incremental license fees revenues came from the fiscal 2004 acquisitions. The increase of $36.2 million from our core product lines reflected increased customer orders for the SSA ERPLN product released in July 2004, as well as increased sales lead generation from our marketing and advertising programs and improved sales force productivity. The carry-over impact of $10.4 million from the ratable revenue recognition for multi-year term license contracts made effective at the beginning of the prior fiscal year also contributed to the increase.

Support revenues

	2004	%	2005	%	Increase (Decrease)	Percent Change
	(Dollars in millions)
Support revenues from core product lines	$310.5	96%	$310.4	90%	$(0.1)	—%
Effect of fiscal 2004 acquisitions	12.0	4	33.4	10	21.4	178

Support revenues	$322.5	100%	$343.8	100%	$21.3	7%

        Total support revenues were $322.5 million for fiscal 2004 as compared to $343.8 million for fiscal 2005, an increase of $21.3 million or 7%. All of the increase was attributable to the fiscal 2004 acquisitions. Support revenues attributable to our core product lines were flat reflecting stable customer support renewals in both periods.

        Support revenues decreased from 51% of total revenues for fiscal 2004 to 48% of total revenues for fiscal 2005. This shift stems from increased license fees revenues in fiscal 2005.

Services and other revenues

	2004	%	2005	%	Increase (Decrease)	Percent Change
	(Dollars in millions)
Services and other revenues from core product lines	$127.1	81%	$117.1	71%	$(10.0)	(8)%
Effect of fiscal 2004 acquisitions	29.4	19	47.2	29	17.8	61

Services and other revenues	$156.5	100%	$164.3	100%	$7.8	5%

        Total services and other revenues were $156.5 million for fiscal 2004 as compared to $164.3 million for fiscal 2005, an increase of $7.8 million or 5%. Approximately $17.8 million of the change in services and other revenues in fiscal 2005 was attributable to increased revenue from the fiscal 2004 acquisitions. The decrease in core product revenues reflects a reduced emphasis by us on consulting services with lower associated profitability and a decrease in demand.

Cost of Revenues

Cost of license fees revenue

	2004	%	2005	%	Increase	Percent Change
	(Dollars in millions)
Cost of license fees revenues for core product lines	$19.4	56%	$22.6	53%	$3.2	16%
Amortization of capitalized software and acquired technology	13.3	38	17.1	40	3.8	29
Effect of fiscal 2004 acquisitions	2.1	6	2.8	7	0.7	33

Cost of license fees revenues	$34.8	100%	$42.5	100%	$7.7	22%

Gross margin percentage on license fees revenues	78%		79%

        Cost of license fees revenues includes royalties associated with the sale of third-party products, amortization of capitalized software and acquired technology, and commissions paid to resellers. These costs totaled $34.8 million for fiscal 2004 as compared to $42.5 million for fiscal 2005, an increase of $7.7 million or 22%. Approximately $0.7 million of this increase was due to the impact of the fiscal 2004 acquisitions. The increase in cost of license fees revenues for our core product lines was due to a higher volume of third-party products sold in fiscal 2005 causing a royalty payment increase.

Cost of support, services and other revenue

	2004	%	2005	%	Increase	Percent Change
	(Dollars in millions)
Cost of support, services and other revenues from core product lines	$153.1	87%	$154.3	78%	$1.2	1%
Effect of fiscal 2004 acquisitions	22.7	13	44.1	22	21.4	94

Cost of support, services and other revenue	$175.8	100%	$198.4	100%	$22.6	13%

Gross margin percentage on total support, services and other revenues	63%		61%

        Cost of support, services and other revenues was $175.8 million for fiscal 2004 as compared to $198.4 million for fiscal 2005, an increase of $22.6 million or 13%. This increase was attributable to the impact of the fiscal 2004 acquisitions. The acquired businesses, particularly EXE, have a higher support, services and other revenue mix than our core product lines.

        The gross margin related to support, services and other revenues decreased from 63% in fiscal 2004 to 61% in fiscal 2005.

Operating Expenses

Total operating expenses

	2004	%	2005	%	Increase	Percent Change
	(Dollars in millions)
Total operating expenses for core product lines	$327.7	87%	$330.1	82%	$2.4	1%
Intangible asset amortization and stock compensation expense	32.5	9	42.4	10	9.9	30
Effect of fiscal 2004 acquisitions	16.7	4	31.2	8	14.5	87

Total operating expenses	$376.9	100%	$403.7	100%	$26.8	7%

Operating margin percentage on total revenues	8%		9%

        Total operating expenses were $376.9 million for fiscal 2004 as compared to $403.7 million for fiscal 2005, an increase of $26.8 million. Operating expenses for fiscal 2005 included $14.5 million in incremental expenses from the fiscal 2004 acquisitions.

        Included in operating expenses for fiscal 2004 were approximately $23.4 million of amortization expense associated with our acquisitions, which compared to $25.5 million in fiscal 2005, and $9.1 million of non-cash stock compensation expense in fiscal 2004, which compared to $16.9 million in fiscal 2005. The increase in non-cash stock compensation expense in fiscal 2005 reflected the impact of approximately $8.6 million of non-cash, non-recurring compensation expense recorded effective with the IPO to "catch-up" the straight-line vesting over the remaining service period to the actual vesting schedules of the underlying stock options. This adjustment was required commensurate with the IPO due to the termination of the transferability provisions and our call option related to stock options.

        Also included in operating expenses for fiscal 2004 were $16.8 million of incremental auditor and consulting fees, acquisition integration and other transition costs principally attributable to Baan. The expenses associated with our core product lines reflect spending to support our total business operations, which benefited all product lines, including those acquired in the fiscal 2004 acquisitions.

        Operating expenses also included approximately $3.2 million in fiscal 2004 related to the termination provision under our chief executive officer's employment agreement. Effective with the consummation of the IPO, our chief executive officer's employment agreement was amended to eliminate his right to receive a deferred payment in exchange for a one-time payment of approximately $1.0 million. The $7.8 million of expenses accrued as of May 31, 2005 for our chief executive officer's deferred bonus payment was reversed and recorded as a reduction of general and administrative expense. Approximately $5.5 million, in aggregate, was paid to our chief executive officer and to certain members of management, as a special bonus upon the consummation of the IPO. The net fiscal 2005 expense impact was a credit of $1.3 million as follows (in millions):

	Deferred Payment Accrual Elimination	IPO-related payments	Total
Cost of revenues—Cost of support, services and other	$—	$0.2	$0.2
Sales and marketing	—	1.5	1.5
Research and development	—	0.2	0.2
General and administrative	(7.8)	4.6	(3.2)

	$(7.8)	$6.5	$(1.3)

Sales and marketing expenses

	2004	%	2005	%	Increase	Percent Change
	(Dollars in millions)
Sales and marketing expenses for core product lines	$147.5	94%	$167.5	89%	$20.0	14%
Non-cash stock compensation	3.4	2	6.0	3	2.6	76
Effect of fiscal 2004 acquisitions	6.1	4	15.4	8	9.3	152

Total sales and marketing expenses	$157.0	100%	$188.9	100%	$31.9	20%

        Total sales and marketing expenses were $157.0 million for fiscal 2004 as compared to $188.9 million for fiscal 2005, an increase of $31.9 million or 20%. Fiscal 2005 included $9.3 million in incremental expenses due to the fiscal 2004 acquisitions and $20.0 million of expenses from the core product lines, reflecting investments in our sales force, higher sales commissions and incentives due to higher license fees revenues, and higher spending for advertising, marketing and product solutions, which benefited all product lines including those acquired in the fiscal 2004 acquisitions.

Research and development expenses

	2004	%	2005	%	Increase	Percent Change
	(Dollars in millions)
Research and development expenses for core product lines	$90.7	95%	$94.4	92%	$3.7	4%
Effect of fiscal 2004 acquisitions	4.5	5	8.4	8	3.9	87

Total research and development expenses	$95.2	100%	$102.8	100%	$7.6	8%

        Total research and development expenses were $95.2 million for fiscal 2004 as compared to $102.8 million for fiscal 2005, an increase of $7.6 million or 8%. In fiscal 2005, research and development expenses increased by $3.9 million due to the fiscal 2004 acquisitions and $3.7 million in our core product lines. The increase in core research and development expense was primarily due to salary increases in our third quarter of fiscal 2005. Approximately $1.1 million of research and development expenses in fiscal 2004 related to in-process research and development expenses in connection with the Marcam acquisition.

General and administrative expenses

	2004	%	2005	%	Increase (Decease)	Percent Change
	(Dollars in millions)
General and administrative expenses for core product lines	$86.6	88%	$70.4	80%	$(16.2)	(19)%
Non-cash stock compensation	5.5	6	10.5	12	5.0	91
Effect of fiscal 2004 acquisitions	6.1	6	7.4	8	1.3	21

Total general and administrative expenses	$98.2	100%	$88.3	100%	$(9.9)	(10)%

        Total general and administrative expenses were $98.2 million for fiscal 2004 as compared to $88.3 million for fiscal 2005, a decrease of $9.9 million or 10%. The decrease in general and administrative expenses was largely due to the inclusion in fiscal 2004 of $15.3 million related to integration costs associated with the Baan acquisition.

        Restructuring changes (benefits).    Restructuring charges (benefits) were a charge of $3.1 million for fiscal 2004 and a benefit of $1.8 million for fiscal 2005. See note I to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other Income (Expense)

        Interest expense.    Interest expense—related parties was $13.7 million for fiscal 2004 and $15.3 million for fiscal 2005, an increase of $1.6 million or 12%. The average related-party debt for fiscal 2004 totaled $214.7 million with average annual interest approximating 5.6%, plus amortization of prepaid financing fees. The average related-party debt for fiscal 2005 totaled $218.9 million with average annual interest approximating 6.4%, as well as amortization of prepaid financing fees. Approximately $3.6 million and $4.4 million of interest in fiscal 2004 and 2005, respectively, was due to imputing interest on the 1.23% promissory notes.

        Interest income—other was $0.1 million in fiscal 2004 and $0.6 million in fiscal 2005 and reflected an increase in interest income on the higher cash balances.

        Other income (expense).    We recorded other income of $0.6 million and $1.7 million in fiscal 2004 and 2005, respectively, reflecting net foreign exchange gains in both periods. These gains resulted from the impact of exchange rates on intercompany balances between our subsidiaries.

        Provision for income tax expense.    The provision for income tax was $17.2 million and $21.7 million in fiscal 2004 and 2005, respectively. The effective tax rate was 47.8% and 40.0% for fiscal 2004 and 2005, respectively. The effective rates exceeded the U.S. statutory rate of 34.0% due to state income taxes, income tax rate differences in foreign countries and operating losses in entities where tax losses already have a full valuation allowance.

Earnings per Share

	2004	2005
Loss per common share
Basic and diluted	$(13.10)	$(3.58)
Earnings per preferred share
Basic and diluted	$27.17	$34.89

        We calculated basic earnings per share using the two-class method. Under the two-class method, net income for any given period was allocated between common stock and the Series A Convertible Preferred Stock on the basis of weighted average number of shares outstanding during the period. Net loss was allocated solely to the common stockholders since, according to the terms of our Certificate of Incorporation prior to the IPO, Series A Convertible Preferred Stock was not obligated to share in our losses. In connection with our IPO, all of our Series A Convertible Preferred Stock converted into shares of our common stock.

        Basic earnings per common share is based on the weighted average number of common shares outstanding. For fiscal 2004 and 2005, basic earnings per common share included the effect of 4,785,000 common shares issued on February 25, 2004, in connection with an amendment to our Certificate of Incorporation that reclassified each share of Series A Convertible Preferred Stock into one share of Series A Convertible Preferred Stock and 1.595 shares of common stock. Basic earnings attributed to common shares included the allocated share of undistributed earnings.

        Diluted earnings per common share was calculated using the "if converted" method and was based on the combination of basic shares outstanding and potentially dilutive shares. For the fiscal 2004, the potentially dilutive shares consisted of our outstanding stock options, convertible preferred stock and the accumulated dividends thereon. For the fiscal 2005, potentially dilutive shares consisted of outstanding stock options, subordinated convertible notes, stock appreciation rights, convertible preferred stock and the accumulated dividends thereon.

        Diluted earnings included net income (loss) before distributions to preferred stockholders.

Year Ended July 31, 2003 Compared to Year Ended July 31, 2004

  General

        Our operating results for fiscal 2003 included approximately seven months of results for Infinium and approximately one month of Ironside operations. The Baan acquisition and the Elevon acquisition were completed in July 2003, just prior to the end of fiscal 2003. The operating results for fiscal 2004 included results of each of our fiscal 2003 acquisitions for the full year and approximately seven months of operating results for EXE, following the acquisition in December 2003. The Arzoon acquisition and the Marcam acquisition were completed in June 2004 and operating results for fiscal 2004 include approximately two months of Arzoon results and approximately one month of Marcam results. References in this section to our "core product lines" refer to our BPCS and interBiz product lines for fiscal 2003 and 2004.

Revenues

Total revenues

	2003	%	2004	%	Increase (Decrease)	Percent Change
	(Dollars in millions, except number of employees and revenue per average employee)
Total revenues from core product lines	$255.1	86%	$227.0	36%	$(28.1)	(11)%
Effect of fiscal 2003 and 2004 acquisitions	41.5	14	409.5	64	368.0	887

Total revenues	$296.6	100%	$636.5	100%	$339.9	115%

Total employees (at end of period)	3,371		3,702		331	10%
Average employees	1,478		3,590		2,112	143%
Total revenue per average employee (dollars in 000s)	$201		$177		$(24)	(12)%

        Total revenues were $296.6 million for fiscal 2003 as compared to $636.5 million for fiscal 2004, an increase of $339.9 million or 115%. Fiscal 2004 included $368.0 million of incremental revenues from the fiscal 2003 and 2004 acquisitions, with Baan representing $275.3 million of the increase and Ironside, Elevon, EXE, Arzoon and Marcam representing $65.1 million of the increase. Revenues from our core product lines were $255.1 million and $227.0 million for fiscal 2003 and 2004, respectively. This decrease in revenues resulted from (1) changes in our accounting treatment for multi-year term licenses in fiscal 2004 from upfront revenue recognition to ratable recognition, causing a $14.9 million decrease in license fees revenues in fiscal 2004, (2) non-renewals of expiring long-term support arrangements associated with interBiz and (3) declines in the services business. See the discussion of revenue recognition in "—Components of Statements of Operations" above and significant accounting policies as described in note B to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        Sales outside the United States accounted for approximately 55% and 60% of our total revenues for fiscal 2003 and 2004, respectively. This geographic shift in revenues was largely due to 72% of Baan revenues being generated outside the United States in fiscal 2004.

        The decline in total revenues per average employee principally reflects the addition of nearly 1,900 Baan employees in July 2003. A significant number of research and development staff from the Baan acquisition resides in India, which offers a favorable cost structure. As of July 31, 2004, approximately

10% of our employees were employed in India while, prior to the Baan acquisition in July 2003, the percentage of employees in India was minimal.

Revenues by Segment

	2003	%	2004	%
	(Dollars in millions)
North America	$140.2	47%	$271.0	43%
EMEA	91.9	31	243.7	38
Asia Pacific	47.1	16	86.5	13
Latin America	17.4	6	35.3	6

Total revenues	$296.6	100%	$636.5	100%

Segment Profit

	2003	%	2004	%
	(Dollars in millions)
North America	$78.4	67%	$124.4	66%
EMEA	25.1	21	40.4	21
Asia Pacific	10.6	9	16.2	9
Latin America	4.0	3	8.3	4

Total revenues	$118.1	100%	$189.3	100%

        Total revenues from North America increased by 93% in fiscal 2004 as compared to fiscal 2003, primarily as a result of our fiscal 2003 and 2004 acquisitions. As a percentage of total revenues, the North America segment was 47% in fiscal 2003 and 43% in fiscal 2004. The fiscal 2004 decrease in North America revenues as a percentage of total revenues represents the impact of the fiscal 2003 acquisitions, particularly Baan, which has a significant European customer base. North America revenues from our core product lines decreased in fiscal 2004 by $13.5 million as compared to fiscal 2003 as a result of the change in our accounting treatment for multi-year term licenses in fiscal 2004 from up front revenue recognition to ratable recognition, the non-renewal of expiring long-term support contracts associated with interBiz and declines in the services businesses. See note B to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        Segment profits from North America increased $46.0 million or 59% in fiscal 2004 as compared to fiscal 2003 as a result of increased segment revenue partially offset by increased segment costs. North America segment profits were 56% of segment revenues in fiscal 2003 and 46% of segment revenues in fiscal 2004. The percentage decrease was attributable to lower margin revenues, such as the incremental EXE hardware revenues, and a general increase in operating expenses to support the operations of the fiscal 2003 and 2004 acquisitions.

        Total revenues from EMEA increased by 165% in fiscal 2004 as compared to fiscal 2003, primarily as a result of our fiscal 2003 and 2004 acquisitions. Revenues from the region represented 31% of total revenues in fiscal 2003 and 38% in fiscal 2004. As discussed above, the increase in the fiscal 2004 revenues as a percentage of total revenues reflected the impact of the fiscal 2003 acquisitions. Baan, which was acquired in July 2003, represented 44% of total revenues in fiscal 2004 and has a significant European customer base. EMEA revenues from our core product lines decreased by $15.4 million in fiscal 2004 as a result of a change in our accounting treatment for multi-year term licenses, as well as from the non-renewal of expiring long-term support contracts associated with interBiz and declines in the services businesses. See note B to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        Segment profits from EMEA increased $15.3 million or 61% in fiscal 2004 as compared to fiscal 2003 as a result of increased segment revenue partially offset by increased segment costs. EMEA segment profits were 27% of segment revenues in fiscal 2003 and 17% in fiscal 2004. The percentage decrease was attributable to lower margin revenues, such as the incremental EXE hardware revenues, and a general increase in operating expenses to support the fiscal 2003 and 2004 acquisitions. Increases in research and development expenses related to the Baan acquisition further contributed to the decrease in the segment profits on a percentage basis.

        Total revenues from the Asia Pacific segment increased by 84% in fiscal 2004 as compared to fiscal 2003, primarily as a result of our fiscal 2003 and fiscal 2004 acquisitions. Revenues from the Asia Pacific region represented 16% of total revenues in fiscal 2003 and 13% in fiscal 2004. As discussed above, the decrease in the fiscal 2004 Asia Pacific revenues as a percentage of total revenues represents the impact on total revenues from the fiscal 2003 acquisitions, particularly with respect to Baan with its significant European customer base.

        Segment profits from Asia Pacific increased $5.6 million or 53% in fiscal 2004 as compared to fiscal 2003 as a result of the increased segment revenues partially offset by increased segment costs. Segment profits were 23% of segment revenues in fiscal 2003 and 19% in fiscal 2004. The percentage decrease was attributable to lower margin revenues, including on the incremental EXE hardware revenues, and a general increase in operating expenses to support the fiscal 2003 and 2004 acquisitions. Increases in research and development expenses related to the Baan India operation further contributed to the decrease in the segment profits on a percentage basis.

        Total revenues from the Latin America segment increased by 103% in fiscal 2004 as compared to fiscal 2003, primarily as a result of our fiscal 2003 and 2004 acquisitions. Revenues from the Latin America region represented 6% of total revenues in both fiscal 2003 and 2004.

        Segment profits from Latin America increased $4.3 million or 108% in fiscal 2004 as compared to fiscal 2003 primarily as a result of the increased segment revenues. Segment profits were 23% of segment revenues in fiscal 2003 and 24% in fiscal 2004.

        Sales outside the United States accounted for approximately 55% and 60% of our total revenues for both fiscal 2003 and 2004, respectively.

License fees revenues

	2003	%	2004	%	Increase (Decrease)	Percent Change
	(Dollars in millions)
License fees revenue from core product lines	$88.4	94%	$80.1	51%	$(8.3)	(9)%
Effect of fiscal 2003 and 2004 acquisitions	5.6	6	77.4	49	71.8	1,282

License fees revenue	$94.0	100%	$157.5	100%	$63.5	68%

        Total license fees revenues were $94.0 million for fiscal 2003 as compared to $157.5 million for fiscal 2004, an increase of $63.5 million or 68%. For fiscal 2004, $71.8 million of the incremental license fees revenues came from the fiscal 2003 and 2004 acquisitions, with Baan representing $52.8 million of the increase and Ironside, Elevon, EXE, Arzoon and Marcam representing $12.0 million of the increase. License fees revenues from our core product lines were $88.4 million and $80.1 million for fiscal 2003 and 2004, respectively. This decrease in fiscal 2004 included the $14.9 million revenue decrease related to the change in revenue recognition for multi-year term software licenses discussed above.

Support revenues

	2003	%	2004	%	Increase (Decrease)	Percent Change
	(Dollars in millions)
Support revenues from core product lines	$115.1	80%	$105.8	33%	$(9.3)	(8)%
Effect of fiscal 2003 and 2004 acquisitions	28.7	20	216.7	67	188.0	655

Support revenues	$143.8	100%	$322.5	100%	$178.7	124%

        Total support revenues were $143.8 million for fiscal 2003 as compared to $322.5 million for fiscal 2004, an increase of $178.7 million or 124%. Approximately $188.0 million of the incremental support revenues resulted from the fiscal 2003 and 2004 acquisitions, with Baan representing $149.2 million of the increase and Ironside, Elevon, EXE, Arzoon and Marcam representing $22.1 million of the increase. Support revenues from our core product lines were $115.1 million and $105.8 million for fiscal 2003 and 2004, respectively. The decrease in support revenues from our core product lines reflects the effect of non-renewals of long-term support agreements associated with legacy interBiz customers. Based on our discussions with certain interBiz customers that had entered into multiple year support agreements prior to our acquisition of interBiz, we expected that these customers may not renew such agreements. Overall customer support renewals were stable at approximately 90% for fiscal 2004 when compared to the prior fiscal year.

        Support revenues increased from 48% of total revenues for fiscal 2003 to 51% of total revenues for fiscal 2004. This shift reflected the higher percentage of support revenues from the Baan and EXE acquisitions. We continue to seek acquisition candidates with a high percentage of support revenues to total revenues as a source of recurring revenues and cash flows.

Services and other revenues

	2003	%	2004	%	Increase (Decrease)	Percent Change
	(Dollars in millions)
Services and other revenues from core product lines	$51.6	88%	$41.1	26%	$(10.5)	(20)%
Effect of fiscal 2003 and 2004 acquisitions	7.2	12	115.4	74	108.2	1,503

Services and other revenues	$58.8	100%	$156.5	100%	$97.7	166%

        Total services and other revenues were $58.8 million for fiscal 2003 as compared to $156.5 million for fiscal 2004, an increase of $97.7 million or 166%. Approximately $108.2 million of the increase came from the fiscal 2003 and 2004 acquisitions, with Baan representing $73.3 million of the increase and Ironside, Elevon, EXE, Arzoon and Marcam representing $31.0 million of the increase. Services and other revenues from our core product lines were $51.6 million and $41.1 million for fiscal 2003 and 2004, respectively, reflecting reduced emphasis by us on consulting services due to lower associated profitability and a decrease in demand. Services and other revenues increased to 24% of total revenues in fiscal 2004 from 20% of revenues in fiscal 2003, mainly as a result of changes in revenue mix associated with the Baan and EXE acquisitions. Services and other revenues represented 26% of Baan total revenues and 58% of EXE total revenues in fiscal 2004.

Cost of Revenues

Cost of license fees revenue

	2003	%	2004	%	Increase	Percent Change
	(Dollars in millions)
Cost of license fees revenues for core product lines	$11.6	77%	$12.3	35%	$0.7	6%
Amortization of capitalized software and acquired technology	3.3	22	13.3	38	10.0	303
Effect of fiscal 2003 and 2004 acquisitions	0.2	1	9.2	27	9.0	4,500

Cost of license fees revenues	$15.1	100%	$34.8	100%	$19.7	130%

Gross margin percentage on license fees revenues	84%		78%

        Cost of license fees revenues totaled $15.1 million for fiscal 2003 as compared to $34.8 million for fiscal 2004, an increase of $19.7 million or 130%. Approximately $18.0 million of this increase was due to the impact of the fiscal 2003 and 2004 acquisitions, including a $9.0 million increase in amortization of capitalized software and acquired technology.

        The gross margin percentage related to license fees revenues decreased from 84% to 78% for fiscal 2003 and 2004, respectively, reflecting higher acquired technology amortization and higher royalties associated with a higher mix of third-party product sales.

Cost of support, services and other revenue

	2003	%	2004	%	Increase (Decrease)	Percent Change
	(Dollars in millions)
Cost of support, services and other revenues from core product lines	$60.6	87%	$59.4	34%	$(1.2)	(2)%
Effect of fiscal 2003 and 2004 acquisitions	8.9	13	116.4	66	107.5	1,208

Cost of support, services and other revenue	$69.5	100%	$175.8	100%	$106.3	153%

Gross margin percentage on total support, services and other revenues	66%		63%

        Cost of support, services and other revenues was $69.5 million for fiscal 2003 as compared to $175.8 million for fiscal 2004, an increase of $106.3 million or 153%. Approximately $107.5 million of this increase was due to the impact of the fiscal 2003 and 2004 acquisitions, with Baan representing $78.5 million of the increase and Ironside, Elevon, EXE, Arzoon and Marcam representing $25.6 million of the increase. These acquired businesses have a higher support and service revenue mix than our core product lines, in part due to the inclusion of lower margin hardware business from EXE.

Operating Expenses

Total operating expenses

	2003	%	2004	%	Increase	Percent Change
	(Dollars in millions)
Total operating expenses for core product lines	$134.9	84%	$169.1	45%	$34.2	25%
Intangible asset amortization and stock compensation expense	6.0	4	32.5	9	26.5	442
Effect of fiscal 2003 and 2004 acquisitions	20.1	12	175.3	46	155.2	772

Total operating expenses	$161.0	100%	$376.9	100%	$215.9	134%

Operating margin percentage on total revenues	17%		8%

        Total operating expenses were $161.0 million for fiscal 2003 as compared to $376.9 million for fiscal 2004, an increase of $215.9 million, or 134%. Fiscal 2004 total operating expenses included $155.2 million in incremental expenses from acquisitions, with Baan representing $125.6 million of the increase and Ironside, Elevon, EXE, Arzoon and Marcam representing $22.2 million.

        Included in fiscal 2004 operating expenses were approximately $23.4 million of amortization expense associated with the fiscal 2003 and 2004 acquisitions, compared to $6.0 million in the prior fiscal year, and $9.4 million of non-cash stock compensation expense. Also included in fiscal 2004 operating expenses were $16.8 million of incremental auditor and consulting fees, acquisition integration and other transition costs principally attributable to Baan. Approximately $15.3 million of these costs are included in general and administrative expense. The expenses associated with our core product lines increased by $33.9 million, reflecting higher spending to support our total business operations, which benefited all product lines, including those acquired in the fiscal 2003 and 2004 acquisitions. Approximately $3.0 million and $3.2 million of operating expenses in fiscal 2003 and 2004, respectively, were attributable to the accrual of the termination provision in our chief executive officer's employment agreement.

        Our operating margin decreased from 17% in fiscal 2003 to 8% in fiscal 2004, reflecting the 4% decrease in the gross margin discussed previously and the 5% increase in total operating expenses as a percentage of total revenues discussed in this section.

Sales and marketing expenses

	2003	%	2004	%	Increase	Percent Change
	(Dollars in millions)
Sales and marketing expenses for core product lines	$63.0	91%	$82.8	53%	$19.8	31%
Non-cash stock compensation	—	—	3.4	2	3.4	—
Effect of fiscal 2003 and 2004 acquisitions	6.5	9	70.8	45	64.3	989

Total sales and marketing expenses	$69.5	100%	$157.0	100%	$87.5	126%

        Total sales and marketing expenses were $69.5 million for fiscal 2003 as compared to $157.0 million for fiscal 2004, an increase of $87.5 million or 126%. Fiscal 2004 included $64.3 million in incremental expenses due to acquisitions. Sales and marketing expenses from our core product lines, as shown above, increased $19.8 million, reflecting higher spending for branding, marketing and product solutions, which benefited all product lines including those acquired in the fiscal 2003 and 2004 acquisitions.

Research and development expenses

	2003	%	2004	%	Increase	Percent Change
	(Dollars in millions)
Research and development expenses for core product lines	$35.8	85%	$48.5	51%	$12.7	35%
Effect of fiscal 2003 and 2004 acquisitions	6.1	15	46.7	49	40.6	666

Total research and development expenses	$41.9	100%	$95.2	100%	$53.3	127%

        Total research and development expenses were $41.9 million for fiscal 2003 as compared to $95.2 million for fiscal 2004, an increase of $53.3 million or 127%. For fiscal 2004, research and development expenses increased by $40.6 million due to the acquisitions and by $12.7 million related to our core product lines. Approximately $1.1 million of research and development expenses in fiscal 2004 related to in-process research and development expensed in connection with the Marcam acquisition. Research and development expenses were incurred with respect to all products. The higher spending on research and development for our core product lines in fiscal 2004 reflects our commitment to product integrations and technology advancement.

General and administrative expenses

	2003	%	2004	%	Increase	Percent Change
	(Dollars in millions)
General and administrative expenses for core product lines	$33.3	82%	$34.9	35%	$1.6	5%
Non-cash stock compensation	—	—	5.5	6	5.5	—
Effect of fiscal 2003 and 2004 acquisitions	7.5	18	57.8	59	50.3	671

Total general and administrative expenses	$40.8	100%	$98.2	100%	$57.4	141%

        Total general and administrative expenses were $40.8 million for fiscal 2003 as compared to $98.2 million for fiscal 2004, an increase of $57.4 million or 141%. Fiscal 2004 included $50.3 million in incremental expenses associated with the acquisitions. Included in this increase is $15.3 million of one-time acquisition integration costs, mainly composed of transition and audit costs for Baan. Total general and administrative expenses also included accruals of $3.0 million and $3.2 million in fiscal

2003 and 2004, respectively, related to the termination provision in our chief executive officer's employment agreement.

        Amortization of intangible assets.    Amortization of intangible assets increased from $6.0 million for fiscal 2003 to $23.4 million for fiscal 2004, an increase of $17.4 million. We began amortizing certain intangibles assets acquired, such as customer lists, associated with the Infinium, Ironside, Baan and Elevon acquisitions, in fiscal 2003 and those associated with the EXE, Arzoon and Marcam acquisitions in fiscal 2004. See note G to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        Restructuring charge.    Restructuring charges of $2.8 million and $3.1 million were recorded for fiscal 2003 and 2004, respectively. The fiscal 2003 charge related to severance costs, while the fiscal 2004 charge was split between severance and office closure costs. Annual cost savings related to these charges were $8.4 million and $5.5 million, respectively. See note I to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

  Other Income (Expense)

        Interest expense.    Interest expense-related parties was $9.4 million for fiscal 2003 and $13.7 million for fiscal 2004. The fiscal 2003 average debt totaled $92.9 million with the average annual interest rate approximating 8.6%, plus amortization of prepaid financing fees and debt-related charges. The fiscal 2004 average debt totaled $214.7 million with the average annual interest rate approximating 5.6%, plus amortization of prepaid financing fees and debt-related charges. The increase in average debt outstanding and decrease in average annual interest rate in fiscal 2004 compared to fiscal 2003 resulted from the issuance of the $130.1 million of promissory notes in July 2003 in connection with the Baan acquisition, which carry a 4.0% interest rate, including imputed interest. See note K to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and "—Liquidity and Capital Resources" below.

        Interest income (expense)-other was $0.9 million of expense for fiscal 2003 and $0.1 million of interest income for fiscal 2004. Fiscal 2003 interest expense—other included interest on the nonaffiliated portion of the term loan outstanding until April 2003. The term loan was repaid in April 2003 with proceeds from the Series A Convertible Preferred Stock issuance.

        Other income (expense).    We had net other income of $1.0 million and $0.6 million in fiscal 2003 and 2004, respectively, reflecting net foreign exchange gains in both periods. These gains resulted largely from the impact of exchange rates on intercompany balances between our subsidiaries.

        Provision (benefit) for income tax expense.    The provision for income tax was a net benefit of $10.6 million in fiscal 2003 and a net expense of $17.2 million in fiscal 2004. The tax benefit in fiscal 2003 came from the reinstatement of deferred tax assets related to post-acquisition net operating losses. The effective tax rate for fiscal 2004 was 47.8% and was higher than the U.S. statutory rate of 34.0% due to operating losses in entities where tax losses already have a full valuation allowance.

  Earnings per Share

	2003	2004
Loss per common share
Basic and diluted	$0.81	$(13.10)
Earnings per preferred share
Basic and diluted	$21.77	$27.17

        See the discussion of our earnings (loss) per share calculation and components included above under "—Year Ended July 31, 2004 compared to Year Ended July 31, 2005."

  Quarterly Results of Operations

        The following table sets forth our unaudited quarterly information for our last eight fiscal quarters:

	Fiscal 2004 Quarter Ended				Fiscal 2005 Quarter Ended
	Oct. 31, 2003	Jan. 31, 2004	Apr. 30, 2004	July 31, 2004	Oct. 31, 2004	Jan. 31, 2005	Apr. 30, 2005	July 31, 2005
	(Dollars in millions)
Statement of Operations Data:
Revenues:
License fees	$30.2	$37.8	$41.2	$48.3	$41.4	$51.0	$52.5	$58.8
Support	76.7	81.6	81.3	82.9	85.4	86.9	86.4	85.1
Services and other	34.8	36.6	42.0	43.1	39.7	40.1	41.5	43.0

Total revenues	141.7	156.0	164.5	174.3	166.5	178.0	180.4	186.9
Cost of revenues:
Cost of license fees	6.9	8.0	8.2	11.7	10.2	10.3	11.1	10.9
Cost of support, services and other	36.9	42.5	45.9	50.5	46.6	49.1	49.5	53.2

Total cost of revenues	43.8	50.5	54.1	62.2	56.8	59.4	60.6	64.1

Gross margin	97.9	105.5	110.4	112.1	109.7	118.6	119.8	122.8

Operating expenses:
Sales and marketing	35.1	37.0	40.5	44.4	44.3	46.6	47.2	50.8
Research and development	22.4	23.7	24.4	24.7	24.3	25.5	26.7	26.3
General and administrative	22.9	20.7	28.3	26.3	22.5	23.1	20.9	21.8
Amortization of other intangible assets.	5.7	5.7	5.9	6.1	6.4	6.4	6.4	6.3
Restructuring charge (benefit)	0.2	1.1	0.1	1.7	(1.5)	—	0.1	(0.4)

Total operating expenses	86.3	88.2	99.2	103.2	96.0	101.6	101.3	104.8

Operating income	11.6	17.3	11.2	8.9	13.7	17.0	18.5	18.0
Other income (expense)
Interest income—related parties	(3.0)	(3.4)	(3.6)	(3.7)	(3.9)	(4.1)	(4.1)	(3.2)
Interest income (expense)—other	0.1	—	0.2	(0.2)	—	0.1	0.2	0.3
Other income (expense)	(1.0)	1.3	(2.1)	2.4	1.0	0.2	0.8	(0.3)

Total other income (expense)	(3.9)	(2.1)	(5.5)	(1.5)	(2.9)	(3.8)	(3.1)	(3.2)
Income before provision for income taxes	7.7	15.2	5.7	7.4	10.8	13.2	15.4	14.8
Provision for income taxes	2.3	6.9	3.7	4.3	4.4	5.2	6.2	5.9

Net income (loss)	$5.4	$8.3	$2.0	$3.1	$6.4	$8.0	$9.2	$8.9

  Seasonality

        We are exposed to fluctuations in quarterly revenues and expenses due to seasonal factors. These seasonal factors are common in the ERP software industry. Our quarters end on October 31, January 31, April 30 and July 31. The first quarter ending October 31 is a slower revenue quarter due to the European vacation period in August and generally weak software spending for calendar year-end customers. The second quarter ending January 31 typically improves as calendar year-end customers begin to make software-purchasing decisions reflecting new annual capital budgets and data processing initiatives. The third quarter ending on April 30 and the fourth quarter ending on July 31 are typically our strongest quarters, reflecting customer momentum on implementing data processing plans. We expect these trends to continue for the foreseeable future.

  Foreign and Domestic Operations

        The following table sets forth certain information about our foreign and domestic operations. This information may not necessarily be indicative of trends for future periods.

Revenues

	2003	2004	2005
	(Dollars in millions)
United States	$132.5	$254.9	$292.6
Canada	7.7	16.1	22.1

Total North America	140.2	271.0	314.7
Europe, Middle East and Africa	91.9	243.7	280.3
Asia Pacific	47.1	86.5	84.1
Latin America	17.4	35.3	32.7

Total revenues	$296.6	$636.5	$711.8

Long-Lived Tangible Assets

	July 31, 2004	July 31, 2005
	(Dollars in millions)
United States	$6.8	$9.8
Canada	0.1	0.2

Total North America	6.9	10.0
Europe, Middle East and Africa (EMEA)	3.8	5.0
Asia Pacific	2.4	1.9
Latin America	1.1	1.4

Total long-lived tangible assets	$14.2	$18.3

  Liquidity and Capital Resources

  General

        Our principal sources of liquidity and capital resources historically have been funds derived from operations, borrowings pursuant to promissory notes, the issuance of convertible preferred stock and the issuance of common stock in our IPO. The proceeds from our IPO were largely used to pay down debt, with $18.8 million remaining available for working capital purposes. See "Liquidity, Financial Condition and Capital Resources" above. We intend to fund future operating capital needs through cash on hand, future operating cash flows, and potentially additional debt financing and equity financing. In September 2005, we entered into a $225.0 million credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and Citicorp USA, Inc., as syndication agent, including a $200.0 million term facility and a $25.0 million revolving credit facility. Proceeds from the term facility were used to refinance approximately $154.7 million of senior unsecured related party indebtedness (approximately $151.8 million of principal plus acccrued interest), related fees and for working capital purposes.

        We believe that the amounts available from these and other sources will be sufficient to fund operations and capital requirements for the foreseeable future. However, changes in business circumstances may require us to raise additional equity capital or debt in the future. Furthermore, we cannot assure you that changing business circumstances will not cause us to require additional capital for reasons that are not currently anticipated or that the additional capital will be available to us on reasonable terms or at all. If funding is insufficient it could have a material adverse effect on our business, financial position, results of operations and cash flows.

        Days sales outstanding, or DSOs, in accounts receivable were 81 days and 71 days as of July 31, 2004, and 2005, respectively. DSOs are calculated based on net accounts receivable divided by average daily revenue for the quarters ended July 31, 2004 and 2005, excluding the impact of acquisitions consummated during the respective quarter, as applicable. The decrease in DSOs as compared to July 31, 2004 is largely related to improved collection results. There have not been any significant changes in payment terms or credit policies during fiscal 2004 or 2005. Our DSOs tend to be highest in our second quarter ending January 31st and lowest in the fourth quarter ending July 31st due to seasonality of support renewal billings.

        As of July 31, 2005, we have net operating loss carryforwards, or NOLs, that could offset approximately $276.0 million of future taxable income for U.S. Federal income tax purposes. The utilization of $244.0 million of these tax losses, however, is restricted under Section 382 of the Internal Revenue Code to the extent they relate to acquired businesses, with an annual limit of $9.2 million available for use. Under Section 382, if an ownership change occurs, such as an acquisition, our ability to utilize NOLs may be subject to restriction. In addition, we had NOLs of approximately $505.0 at July 31, 2005 million that would enable us to offset future taxable income of our foreign subsidiaries. Approximately $368.4 million of these foreign NOLs expire at various dates through 2013. We estimate we will pay cash taxes totaling approximately $5.3 million related to fiscal 2005 in connection with federal, state and foreign income taxes.

        On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, went into effect. The Act creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. We may make this election with respect to dividends paid during either fiscal year 2005 or 2006. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. We have evaluated the foreign subsidiary earnings repatriation provisions of the Act and do not intend to repatriate any foreign subsidiary earnings as of July 31, 2005. Accordingly, we have not recorded any additional tax liability as of July 31, 2005.

  Cash Flows

        Operating Activities.    The principal drivers of our cash flow from operating activities are the cash portion of operating income (operating income plus non-cash operating expense items such as depreciation, amortization and non-cash stock compensation) less cash paid for interest, income taxes, restructuring costs and other changes in working capital.

        During fiscal 2005, our cash flows from operations increased by $35.5 million to $86.7 million from $51.2 million in fiscal 2004. The primary drivers of this improvement were as follows:

  •
  "Cash operating income" (operating income plus depreciation, amortization and non-cash stock compensation expense) increased by $31.2 million to $134.7 million.

  •
  Restructuring cash outflows decreased by $39.7 million to $13.9 million primarily as a result of Baan-related restructuring payments included in the prior year period.

  •
  Other working capital used in operations (other than restructuring payments) was approximately $30.1 million in fiscal 2005, partially offsetting the increases described above. The working capital decrease was primarily as a result of changes associated with support revenue renewals, including lower frequency of multi-year support renewals payable in advance.

        During fiscal 2004, our cash flows from operating activities increased $1.7 million to $51.2 million from $49.5 million in the prior year period. The primary drivers of this improvement were as follows:

  •
  "Cash" operating income (operating income plus depreciation, amortization, in-process research and development charges and non-cash stock compensation expense) increased by $40.8 million to $103.5 million, primarily as a result of the Baan and EXE acquisitions;

  •
  Cash paid for interest decreased by $3.1 million to $7.6 million as a result of lower average coupon rates on outstanding borrowings; and

  •
  Restructuring cash outflows increased by $42.0 million to $53.6 million. Substantially all of the restructuring cash outflows in fiscal 2004 related to the Baan acquisition.

  Investing and Financing Activities.

        The following narrative summarizes our historical investing and financing activities for each period presented.

        Investing activities resulted in the use of cash totaling $198.0 million, $51.6 million and $13.9 million in fiscal 2003, 2004 and 2005, respectively. Investing activities for fiscal 2003 included a net cash outflow of $193.7 million (net of cash acquired) for acquisitions and $4.3 million for capital expenditures and capitalized software development costs. Investing activities for fiscal 2004 included a net cash outflow of $45.0 million (net of cash acquired) for the EXE, Arzoon and Marcam acquisitions and $3.9 million for capital expenditures and capitalized software development costs. Investing activities for fiscal 2005 included a net cash outflow of $11.3 million for capital expenditures and $3.6 million from capitalized software costs. Fiscal 2005 capital expenditures include leasehold improvements related to expanded office space for our corporate headquarters and Great Britain locations and replacement of information technology equipment.

        On August 1, 2005, we acquired Boniva, a provider of human capital management applications for $2.3 million in cash. On September 29, 2005, we acquired Epiphany. Each holder of Epiphany common stock received a total of $4.20 per share for a total acquisition price of $332.3 million. Epiphany used cash on hand to partially fund the transaction, with us funding approximately $95.0 million with cash on hand. The purpose of the acquisition was to enhance and expand the existing CRM product functionality within our portfolio of solutions. On a pro forma basis as of July 31, 2005 after the debt financing and Epiphany acquisition, we had $109.3 million cash on hand and $211.6 million in total debt.

        Financing activities resulted in net cash inflows of $198.0 million and $38.7 million in fiscal 2003 and 2004, respectively, and net cash outflows of $11.6 million in fiscal 2005. Financing cash flows in fiscal 2003 included $249.0 million of proceeds from the related-party borrowings, $75.0 million of proceeds from the issuance of Series A Convertible Preferred Stock of which $100.7 million of these proceeds were used to repay existing debt with the remainder used to fund acquisitions. Financing cash inflows for fiscal 2004 included $40.7 million in borrowings under subordinated loans with related parties, partially offset by other debt payments of $2.2 million. Net financing cash inflows for fiscal 2005 included a $101.5 million in net proceeds from the issuance of common stock in our IPO (gross proceeds of $113.8 million from the original and over-allotment share issuances less $12.3 million in cash paid for underwriters' fees and other stock issuance costs). A portion of the IPO proceeds were used to pay $81.2 million of related-party debt. Financing cash outflows in fiscal 2005 also included a $25.0 million cash dividend paid to our preferred stockholders, establishment of a restricted cash balance and scheduled payments under promissory notes and other debt payments.

  Debt and Credit Sources

        On September 22, 2005, we entered into a new senior secured credit agreement with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent. Pursuant to the credit agreement, the lenders made a $200.0 million term loan, maturing September 22, 2011, or the term facility, and a five-year revolving credit facility of up to $25.0 million, or the revolving facility. The revolving facility is available for loans and for letters of credit to support payment obligations incurred in the ordinary course of business. Proceeds of the term facility were used to repay all related-party debt of approximately $154.7 million of principal and accrued interest, with the remainder used to pay fees of approximately $2.6 million related to the financing, to partially fund the Epiphany acquisition and for working capital purposes. In conjunction with such repayment, we will record a non-cash, non-operating charge of approximately $3.3 million of unamortized financing fees associated with the related-party debt. The credit facilities are collateralized by substantially all of our assets and the assets of our domestic subsidiaries and guaranteed by all of our domestic subsidiaries.

        As of June 1, 2005, we modified the terms of approximately $151.8 million of indebtedness owed by us to Madeleine L.L.C., a subsidiary of one of our stockholders, and investment entities affiliated with General Atlantic with an interest rate of three-month LIBOR plus 2.75% adjusted quarterly, payable quarterly in arrears, with principal maturing June 1, 2008, and a senior unsecured ranking. These promissory notes do not subject us to any financial or other restrictive covenants likely to be contained in a debt instrument negotiated with a third party. This debt was repaid with proceeds from the new $200.0 million term credit facilities, discussed above.

        On June 4, 2004, in connection with the Arzoon acquisition, we issued subordinated convertible notes in the aggregate principal amount of $12.0 million to Arzoon and certain of its investors. The interest rate on the notes is 5% per annum, payable quarterly in arrears on the first day of each calendar quarter, until maturity, conversion or repayment. The maturity date on the promissory notes is June 4, 2007. Upon a change of control of our company where our successor is a publicly traded company or the initial public offering of our successor company if it is a privately-held company when it acquires us, each noteholder has the right to convert any portion of the amount then outstanding on such note into shares of our common stock at a conversion price of $19.64 per share, subject to an anti-dilution adjustment. As of July 31, 2005, we had an aggregate of approximately $12.1 million outstanding on the notes including interest accrued thereon.

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

  Off-Balance Sheet Arrangements

        In the normal course of business, we are a party to financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and other obligations, such as operating leases, which are not reflected in the accompanying consolidated balance sheets. Such financial instruments are valued based on the amount of exposure under the instrument and likelihood of performance being required. Management does not expect any material losses to result from these off-balance sheet instruments and, therefore, is of the opinion that their fair value is zero.

  Contractual Obligations

        We lease office facilities under operating leases, which generally require us to pay operating costs, including property taxes, insurance and maintenance. We also lease certain computer equipment under noncancelable operating leases. Rent expense under such leases aggregated $13.3 million, $21.8 million and $20.4 million for fiscal 2003, 2004 and 2005, respectively.

        Commitments to settle contractual obligations in cash, including interest payments, as of July 31, 2005 were as follows:

	Payments Due by Period
	Less than one year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in millions)
Contractual Obligations:
Promissory notes	$1.6	$0.5	$—	$—	$2.1
Subordinated convertible notes	0.6	12.6	—	—	13.2
Senior unsecured notes—related parties	9.2	168.7	—	—	177.9
Capital lease obligations	0.2	—	—	—	0.2
Operating leases	16.7	22.9	11.7	21.3	72.6

Total	$28.3	$204.7	$11.7	$21.3	$266.0

        The following summarizes our contractual obligations on a pro forma basis at July 31, 2005 after consummation of the $200.0 term credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent and Citicorp USA, Inc., as Syndication Agent on September 22, 2005, to reflect the repayment of $151.8 million of indebtedness outstanding owed by us to Madeleine L.L.C. and investment entities affiliated with General Atlantic under certain of our promissory notes with the proceeds from the term credit facility. For purposes of this table, interest was computed using the interest rate of 5.97% in effect under the $200.0 million term credit facility until December 28, 2005:

	Payments Due by Period
	Less than one year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in millions)
Contractual Obligations:
Promissory notes	$1.6	$0.5	$—	$—	$2.1
Subordinated convertible notes	0.6	12.6	—	—	13.2
$200.0 million term credit facility	12.3	27.4	27.0	197.5	264.2
Capital lease obligations	0.2	—	—	—	0.2
Operating leases	16.7	22.9	11.7	21.3	72.6

Total	$31.4	$63.4	$38.7	$218.8	$352.3

        Other commercial commitments as of July 31, 2005 include the following:

	Payments Due by Period
	Less than one year	1-3 years	4-5 years	After 5 years	Total
	(Dollars in millions)
Other Commercial Commitments:
Standby letters of credit	$2.2	$—	$—	$—	$2.2
Surety bond	2.4	—	—	—	2.4
Purchase commitments	4.0	2.8	—	—	6.8

Total	$8.6	2.8	$—	$—	$11.4

        The Company's purchase commitments represent long-term minimum usage obligations under telecommunications arrangements.

Capital Expenditures

        Our capital expenditures, primarily for computer equipment, leasehold improvements and office furniture, were approximately $3.4 million, $1.6 million and $11.3 million in fiscal 2003, 2004 and 2005, respectively. Our capital expenditures in fiscal 2003 and 2004 were minimal due to the reuse of computers and networking equipment obtained through our acquisitions and due to our leasing of equipment under operating leases. Fiscal 2005 capital expenditures include leasehold improvements related to expanded office space for our Chicago, Illinois (corporate headquarters) and Great Britain locations and replacement of information technology equipment. In fiscal 2006, we expect our capital expenditures and capitalized software to be approximately $17.0 million as we replace and invest in computer hardware and invest in our products.

Recently Issued Accounting Pronouncements

SFAS 123(R)

        On December 16, 2004, the FASB issued SFAS 123(R). This statement is a revision of FASB 123 "Accounting for Stock Based Compensation", as amended, supersedes APB 25, "Accounting for Stock Issued to Employees." and its related implementation guidance and amends SFAS 95, "Statement of Cash Flows". SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. We will adopt SFAS 123(R) effective August 1, 2005, using a modified prospective application. This application will require that we record compensation expense for all awards granted after the required effective date and for the unvested portion of awards granted between June 4, 2004 and July 31, 2005 that remain outstanding at the date of adoption, in addition to the stock-based compensation to be recorded for options granted with exercise prices below fair value.

        We expect that the adoption of SFAS 123(R) will have the following effect for stock options outstanding as of July 31, 2005 (in millions):

Estimated Stock-Based Compensation Expense
Fiscal year ending July 31, 2006	$13.7
Fiscal year ending July 31, 2007	11.3
Fiscal year ending July 31, 2008	9.1
Fiscal year ending July 31, 2009	5.6

Total estimated stock-based compensation expense over the remaining vesting period	$39.7

        SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost of employee services is recognized over the period during which an employee is required to provide service in exchange for the award. The fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after a grant date for the benefit of an employee, incremental compensation cost is required to be recognized.

        While the fair value method under SFAS 123(R) is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our consolidated financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123(R) will require us to estimate future forfeitures and adjust our estimate on a quarterly basis.

        In March 2005, the Securities and Exchange Commission, or SEC, released SAB No. 107, "Share-based Payment," which provides the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations for public companies.

        See note B to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for pro forma disclosures regarding the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS No. 123. Depending on the stock-option valuation method adopted, other modifications to the calculation of stock-based compensation expense upon the adoption of SFAS 123(R) and the change to the pro forma expense recognition under SFAS 123 as a result of the change in vesting of the July 31, 2003 option grants from the straight-line amortization over the service period to actual vesting schedules as a result of being able to exercise options effective with the IPO, the pro forma disclosure in note M may not be indicative of the stock-based compensation expense to be recognized in future periods with the adoption of SFAS 123(R).

SFAS No. 153

        On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, or SFAS 153. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which is effective with our first quarter of fiscal 2006. We do not expect adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

FSPs 109-1 and 109-2

        On October 22, 2004, the President signed the "American Jobs Creation Act of 2001" or the Act. On December 21, 2004, the FASB issued two FASB Staff Positions, or FSPs regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities ("FSP SFAS No. 109-1") and (2) the one-time tax benefit for the repatriation of foreign earnings ("FSP SFAS No. 109-2"). The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.

        FSP 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes,' for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004," clarifies that the tax deduction for domestic manufacturers under the Act should be accounted for as a special deduction in accordance with SFAS 109, "Accounting for Income Taxes." We currently are evaluating the impact, if any, of FSP-109-1 on our consolidated financial statements.

        FSP SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement. The Act provides for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated in fiscal 2005 or 2006. The deduction would result in an approximate 5.1 percent federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Certain other criteria in the Jobs Act must be satisfied as well. We have studied the provisions of the Act related to the repatriation of earnings and do not intend to repatriate any earnings as of July 31, 2005.

SFAS No. 154

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30," or SFAS 154. SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, SFAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a "restatement." The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of fiscal 2007. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on its consolidated financial position, results of operations or cash flows.

RISK FACTORS

        The following are certain risk factors that could affect our future results of operations and financial condition. They should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements.

Risks Relating to Our Business, Our Future Results or the Market Price of our Stock

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

        During fiscal 2003 and 2004, we completed a number of acquisitions, consisting of the acquisition of Infinium, Ironside, Baan, Elevon, EXE, Arzoon and Marcam. In addition, during the first quarter of fiscal 2006, we acquired Boniva and Epiphany. We used the purchase method of accounting for each of these acquisitions. Therefore, the operating results of each of the acquired businesses for which we used the purchase method of accounting are included in our financial statements only from the date of its acquisition and, as a result, our historical operating results may be of limited relevance in evaluating the financial performance of our company as it now exists and may not be indicative of our future operating results. Our historical consolidated financial statements included herein may not be indicative of our future operating results, financial performance or financial position. Approximately $409.5 million, or 64%, of our total revenues of $636.5 million for fiscal 2004 came from our fiscal 2003 and 2004 acquisitions. Approximately $100.7 million, or 14%, of our total revenues of $711.8 million for fiscal 2005 came from the fiscal 2004 acquisitions.

        Our strategy of supplementing our growth through selective acquisitions presents risks.

        Part of our growth strategy includes evaluating and selectively pursuing acquisitions. Our future success will depend in part on our ability to effectively integrate businesses that we may acquire in the future. We expect to face significant challenges in consolidating functions and integrating procedures, personnel, product lines, technologies and operations in a timely and efficient manner, and the integration process may require significant attention from management and devotion of resources. For example, in fiscal 2004 our operating expenses included $16.8 million of acquisition integration and other transition costs principally attributable to Baan, including approximately $10.0 million in incremental auditor and consulting fees from the compilation of records and audit of Baan's pre-acquisition financial results, which required substantial personnel resources and took nine months to complete. These amounts are included in our general and administrative costs in fiscal 2004.

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

        Even if we are able to integrate any businesses acquired in the future with our operations successfully, we cannot assure you that we will realize the cost savings, synergies or revenue enhancements that we anticipate from such integration or that we will realize such benefits within the time frame that we currently expect or will expect. Realizing these benefits may be difficult because historically most of the companies we have acquired have been in poor financial condition or even close to bankruptcy. Our ability to realize anticipated cost savings, synergies or revenue enhancements may be affected by the timing and efficiency with which we can consolidate operations, reduce overlapping personnel while avoiding labor disputes and integrate acquired technology with our existing technology, all of which are difficult to predict. In addition, our cost savings may be reduced by unexpected costs in connection with our integration efforts or a slowdown in the collection of accounts receivable, operating losses or costs associated with lawsuits brought against us related to acquired businesses. For example, the compilation of records and audit of Baan's pre-acquisition financial results resulted in approximately $10.0 million in incremental auditor and consulting fees. These amounts are included in our general and administrative costs in fiscal 2004.

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

  •
  In January 2005, we became aware that sales and finance employees in Mexico had recorded two software license transactions in fiscal 2004 even though we believe that those employees knew that the contracts did not meet revenue recognition requirements. These employees subsequently falsely represented to, and withheld information from, both our corporate management and our auditors as to whether the transactions met revenue recognition requirements. This included knowledge of the falsification of customer signatures in one instance and misrepresentation of facts and circumstances in another instance indicating the fees from the arrangement were fixed and determinable upon contract signing. The impact on our statement of operations was a reduction of license fees revenues of $1.3 million and a reduction of income before income taxes of $0.7 million for fiscal 2004. The implicated sales and finance employees have resigned.

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

        In light of the significant deficiencies noted in Japan and Mexico and the aggregation of significant deficiencies constituting a material weakness, we have instituted control improvements that we believe reduces the likelihood of similar revenue recognition errors to less than remote or to an inconsequential amount in the specific areas of the world that are judged to be most vulnerable. In addition, we have added further controls over contract review associated with revenue recognition and allowance for doubtful accounts judgments. These control improvements include:

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

        We implemented these corrective actions in February 2005. We expect to incur approximately $500,000 annually for incremental staffing costs associated with these corrective actions. If the remedial policies and procedures we have implemented are insufficient to address the four significant deficiencies that, in aggregate, constituted a material weakness as of July 31, 2004, or if additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be harmed. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our "internal control over financial reporting" that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002, which will become applicable to us beginning with the required filing of our Annual Report on Form 10-K for fiscal 2006 in September 2006. External costs associated with Sarbanes-Oxley Section 404 readiness were $1.2 million in fiscal 2004 and $2.6 million in fiscal 2005. For fiscal 2006, we estimate external costs associated with Sarbanes-Oxley Section 404 compliance of approximately $2.0 million. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. Although we believe we have addressed our material weakness in internal controls with the remedial measures we have implemented, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.

        If accounting interpretations relating to revenue recognition change or companies we acquire have applied such standards differently than we do or have not applied them at all, our reported revenues could decline or we may incur the expense and risks associated with an audit or restatement of the acquired company's financial statements.

        Under current accounting standards, the terms and conditions of our license agreements could result in deferred recognition of our license revenues or contract revenues.

        The accounting profession continues to discuss certain provisions of relevant accounting literature with the objective of providing additional guidance on potential interpretations related to software revenue recognition and so-called "multiple element arrangements" in which a single contract includes a software license, a maintenance services agreement and/or other "elements" that are bundled together in a total offering to the customer. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of revenue recognition. In addition, companies we acquire may have historically interpreted software revenue recognition rules differently than we do or may not have been subject to U.S. GAAP as a result of reporting under local GAAP in a foreign country. If we discover that companies we have acquired have interpreted and applied software revenue recognition rules differently than prescribed by U.S. GAAP, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of the acquired companies' financial statements.

        In connection with its audit of the Baan combined consolidated financial statements prepared in accordance with US GAAP, Ernst & Young Accountants identified a material weakness with respect to the Baan combined consolidated financial statements. Baan's original system of financial reporting was designed to comply with UK GAAP, consistent with the GAAP applied in the financial statements of its former parent, and the records of its subsidiaries were kept in other local GAAP, and then consolidated into its former parent's financial statements. As a result, the Baan historical financial information prior to our acquisition of Baan was not prepared in accordance with certain aspects of U.S. GAAP regarding software revenue recognition principally related to multiple element arrangements that require deferral of revenues until delivery. Several instances were also found where revenues were not recorded over the proper term as specified in the arrangements. The financial accounting reconstruction, compilation and audit were completed, at a cost to us of approximately $10.0 million, in order to obtain an audit opinion as to Baan's compliance with U.S. GAAP. In response to the material weakness identified by Ernst & Young Accountants, which related to the pre-acquisition period for Baan, we have also installed control processes to address future US GAAP compliance with specific attributes covering multiple element arrangements, as well as delivered and undelivered elements in such arrangements. Baan-related revenues were $282.3 million in fiscal 2004, or 44% of our consolidated revenues for such period.

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

        Developing and localizing software is expensive, and the investment in product development may involve a long payback cycle. In fiscal 2004 and 2005, our research and development expenses were $95.2 million and $102.8 million, respectively, or approximately 15% and 14% of our total revenues in fiscal 2004 and 2005, respectively. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, future revenues from these investments are not fully predictable.

        As our software offerings increase in number, scope and complexity, our need to avoid any undetected errors and to correct any identified errors may increase our costs, slow the introduction of new products and we may become subject to warranty or product liability claims which could be costly to resolve and result in negative publicity.

        Although we test each of our new products and product enhancement releases and evaluate and test the products we obtain through acquisitions before introducing them to the market, we cannot assure you that significant errors will not be found in existing or future releases of our software products, with the possible result that significant resources and expenditures may be required in order to correct such errors or otherwise satisfy customer demands. In addition, defects in our products or difficulty integrating our products with our customers' systems could result in delayed or lost revenues, warranty or other claims against us by customers or third parties, adverse customer reaction and negative publicity about us or our products and services or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows. For example, one of our customers has brought a lawsuit alleging, among other things, that defects and deficiencies in, and failed implementation of, Baan's software has caused and continues to cause it significant losses.

        Errors, defects or other performance problems of our products could result in harm or damage to our customers and expose us to liability, which may adversely affect our business and operating results.

        Because our customers may use our products for mission-critical applications, errors, defects or other performance problems may cause financial or other damages to our customers and result in claims for substantial damages against us, regardless of our responsibility for such errors, defects or other performance problems. The terms of our contracts with our customers are generally designed to limit our liability for errors, defects or other performance problems and damages relating to such errors, defects or other performance problems, but these provisions may not be enforced by a court or otherwise effectively protect us from legal claims. Our liability insurance may not be adequate to cover all of the costs resulting from these legal claims. Moreover, we cannot assure you that our current liability insurance coverage will continue to be available on acceptable terms or that the insurer will not deny coverage as to any future claim. The successful assertion against us of one or more large claims that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial position, results of operations and cash flows. Furthermore, even if we succeed in the litigation, we are likely to incur additional costs and our management's attention might be diverted from our normal operations.

        We may not be able to protect our intellectual property rights, which may cause us to incur significant costs in litigation and/or an erosion in the value of our brands and products.

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

        Our acquisitions, in particular the acquisition of Baan, have increased the size and scope of our international operations. For fiscal 2004 and 2005, approximately 60% and 59%, respectively, of our total revenues in periods were derived from sources outside the United States. We currently have operations throughout EMEA, Asia, Latin America, Australia and Canada. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include, but are not limited to:

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

  •
  terrorist acts and natural disasters; and

  •
  changes in general economic and political conditions in countries where we operate and, in the latter case, particularly in emerging markets.

        Our business success depends in part on our ability to anticipate and effectively manage these and other regulatory, economic, social and political risks inherent in international business. We cannot assure you that we will be able to effectively manage these risks or that they will not have a material adverse effect on our international business or on our business as a whole.

        In particular, we conduct our business and incur costs in the local currency of most countries where we operate. Since our consolidated financial statements are denominated in United States dollars, changes in currency exchange rates between the United States dollar and local currencies and, to the extent applicable, between local currencies and the currencies in which revenues are generated and expenses are incurred, have had, and will continue to have, an impact on our business, financial position, results of operations and cash flows. For fiscal 2005, approximately 58% of our total revenues and 55% of our total cost of revenues and operating expenses were denominated in foreign currencies. For fiscal 2004, approximately 60% of our total revenues and 54% of our total cost of revenues and operating expenses were denominated in foreign currencies. See "Item 7A. Quantitative and Qualitative Disclosure about Market Risk."

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

        Due to the competitive employment nature of the software industry, there is a risk that we will not be able to retain or replace these key employees. Most of our current key employees are subject to employment agreements, option agreements or conditions that contain post employment non-competition provisions. However, enforcement of restrictions on subsequent employment may not be consistently enforced by courts of law. In addition, these agreements permit the employees to terminate their employment on relatively short notice.

        In addition, we believe that our future success will depend upon our ability to attract, train and retain highly skilled technical, managerial, sales and marketing personnel. If we do not attract, train, retain and effectively manage our employees, our costs may increase, development and sales efforts may be hurt and our customer service may be degraded. Due to the competitive employment nature of the software industry, we cannot assure you that we will continue to be able to attract and retain the personnel we require to conduct our operations successfully. Use of non-compete agreements by some of our competitors may further decrease the pool of available management, sales and technical personnel.

        Some of our non-U.S. employees are represented by workers' councils or are employed subject to local laws that are less favorable to employers than the laws of the United States.

        Some of our employees outside the United States are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such favorable employment rights require us to expend greater time and expense in making changes to employees' terms of employment or making staff reductions. For example, as of July 31, 2005, we had 625 employees in Germany and the Netherlands, or approximately 18% of our total workforce, represented by workers' councils which must approve any changes in conditions of employment, including salaries and benefits. Of these employees, 277 were engaged in research and development activities, 110 in sales and marketing activities, 167 in customer support and services activities and 71 in general and administrative activities. While we believe that our relations with our employees are satisfactory, a significant dispute with our employees could have a material adverse effect on our business, financial position, results of operations and cash flows.

        Our indebtedness and future indebtedness could adversely affect our financial health, limit our cash flow available to invest in the ongoing needs of our business and adversely affect the price of our common stock.

        As of July 31, 2005, we had approximately $165.8 million of indebtedness outstanding, excluding capital leases and before the offset for unamortized financing fees, while our cash and cash equivalents totaled $165.4 million on that date. On a pro forma basis at July 31, 2005 after reflecting the new $200.0 million term credit facility, repayment of the related-party debt and the Epiphany acquisition, our debt was $211.6 million and our cash balance was $109.3 million.

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

        We may incur significant additional indebtedness in the future to fund our continued operations or future acquisitions. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase.

Risks Related to our Common Stock.

        An active trading market for our common stock may not be sufficiently developed.

        Prior to our initial public offering in May 2005, there was no public market for our common stock. An active trading market may not be sufficiently developed or sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our shares as consideration.

        Affiliates of Cerberus Capital Management, L.P. and General Atlantic LLC control us and may have conflicts of interest with other stockholders in the future.

        As of July 31, 2005, Cerberus and General Atlantic, which we refer to collectively as our controlling stockholders, collectively own 86.6% of our common stock. As a result, our controlling stockholders continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Our controlling stockholders also have sufficient voting power to amend our organization documents. We cannot assure you that the interests of our controlling stockholders will coincide with the interests of other holders of our common stock. For example, our controlling stockholders could cause us to make acquisitions that increase the amount of our indebtedness or sell revenue-generating assets. Additionally, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisitions opportunities may not be available to us. So long as our controlling stockholders continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

        We are a "controlled company" within the meaning of Nasdaq rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

        Our controlling stockholders continue to control a majority of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the rules governing companies with stock quoted on The Nasdaq National Market. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a "controlled company" and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. Following the consummation of our IPO, we now utilize these exemptions. Our Board of Directors does not have a majority of independent directors, and our nominating and compensation committees does not consist entirely of independent directors. Accordingly, the procedures for approving significant corporate decisions can be determined by directors who have a direct or indirect interest in the matters and you will not have the same protections afforded to stockholders of other companies with stock quoted on The Nasdaq National Market.

        Certain provisions of our charter documents and agreements and Delaware law could discourage, delay or prevent a merger or acquisition at a premium price.

        In connection with our IPO, we amended and restated our certificate of incorporation to include provisions that:

  •
  permit us to issue preferred stock in one or more series and, with respect to each series, fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of such series, and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series; and

  •
  limit stockholders' ability to call special meetings.

These provisions may discourage, delay or prevent a merger or acquisition at a premium price.

        In addition, we are subject to Section 203 of the Delaware General Corporation Law, which also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. In addition, certain of our employment agreements and incentive plans provide for vesting of stock options and/or payments to be made to the employees thereunder if their employment is terminated in connection with a change of control, which could discourage, delay or prevent a merger or acquisition at a premium price.

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

  •
  the public's reaction to our press releases, our other public announcements and our filings with the SEC;

  •
  changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other software companies;

  •
  changes in general conditions in the U.S. and global economy, financial markets or software industry, including those resulting from war, incidents of terrorism, natural disasters or responses to such events;

  •
  sales of common stock by our controlling stockholders, directors and executive officers; and

  •
  the other factors described in these "Risk Factors."

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

        The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. We have 68,034,315 shares of common stock outstanding as of July 31, 2005, of which 58,939,776 shares are held by our controlling stockholders. However, prior to the IPO, we and our current stockholders, subject to certain limited exceptions, agreed with the underwriters of our IPO to a "lock-up" period, meaning that such parties may not, subject to certain other exceptions, sell any of their existing shares of our common stock without the prior written consent of J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., representatives of the underwriters, until November 22, 2005. However, in the event that either (1) during the last 17 days of the "lock-up" period, we release earnings results or announce material news or a material event relating to us or (2) prior to the expiration of the "lock-up" period, we announce that we will release earnings results during the 16-day period beginning on the last day of the "lock-up" period, then in each case the expiration of the "lock-up" period will be automatically extended until the expiration of the 18-day period beginning on the date of the release or the earnings results or the announcement of the material news or material event, as applicable, unless J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., representatives of the underwriters, waive, in writing, such an extension. When the "lock-up" agreements expire, these shares and the shares underlying the options will become eligible for sale, in some cases subject to the requirements of the Rule 144 holding period requirement. Sales of a substantial amount of our common stock in the public market, or the perception in the public market of such sales, could decrease the market price of our common stock significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

        We do not intend to pay dividends on our common stock for the foreseeable future, and the instruments governing our indebtedness contains various covenants limiting our ability to pay dividends.

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

        Instruments governing our indebtedness contain covenants which place limitations on the amount of dividends we may pay.

        In addition, under Delaware law, our Board of Directors may declare dividends only to the extent of our "surplus" (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        We are exposed to interest rate risk and foreign currency risks, as described below. We do not use derivative financial instruments to hedge our interest rate or foreign currency exchange rate risks or for speculative investment purposes.

        Interest Rate Risk.    On September 22, 2005, we repaid approximately $151.8 million of related-party indebtedness with a new $200.0 million term credit facility available from a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent and Citicorp USA, Inc., as Syndication Agent, as well as a $25.0 million revolving credit facility. These new credit facilities provide for a floating interest rate.

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

        The weighted-average yield on interest-bearing investments held as of July 31, 2004 and 2005 was approximately 1.00% and 2.45%, respectively. Based on our investment holdings at July 31, 2005, a 100 basis point decline in the average yield would reduce our annual interest income by $1.7 million.

        The United States Federal Reserve Board ("Federal Reserve") influences the general market rates of interest. The federal funds rate was raised to 3.75% on September 20, 2005, the eleventh quarter-point increase since June 2004. We expect that the Federal Reserve will continue to raise interest rates throughout 2005 and in 2006. On September 23, 2005, the three-month LIBOR rate stood at 3.97%, which would result in a rate of 5.97% on the $200.0 million under the term credit facility put in place on September 22, 2005. A future interest rate increase of 1.0% would result in increased annual interest expense of $2.0 million.

        Foreign Currency Risk.    As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For fiscal 2005, approximately 58% of our total revenues and 55% of our cost of revenues and operating expenses were denominated in foreign currencies. The following table shows the approximate split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure for Fiscal Year Ended July 31, 2005
	Euro	UK Pound	Japanese Yen	Other	Total Exposure
Total revenues (fiscal year ended July 31, 2005)	41%	20%	7%	32%	100%
Total cost of revenues and operating expenses (fiscal year ended July 31, 2005)	42%	18%	7%	33%	100%

        For fiscal 2003, approximately 55% of our total revenues and 50% of our cost of revenues and operating expenses were denominated in foreign currencies. For fiscal 2004, approximately 60% of our total revenues and 54% of our cost of revenues and operating expenses were denominated in foreign currencies.

        Foreign currency transaction gains and losses are recognized in the results of operations based on the difference between the foreign exchange rates on the transaction date and on the settlement date. There were net foreign exchange gains of $1.7 million, $0.7 million and $0.9 million in fiscal 2005, 2004 and 2003, respectively. These foreign currency exchange gains are included in the statements of operations in "other income (expense)."

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
SSA Global Technologies, Inc. and Subsidiaries
Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	78
Consolidated Balance Sheets at July 31, 2005 and 2004	79
Consolidated Statements of Operations for the Years Ended July 31, 2005, 2004 and 2003	81
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended July 31, 2005, 2004 and 2003	82
Consolidated Statements of Cash Flows for the Years Ended July 31, 2005, 2004 and 2003	83
Notes to Consolidated Financial Statements	84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
SSA Global Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of SSA Global Technologies, Inc. and Subsidiaries (a Delaware corporation) (the "Company") as of July 31, 2005 and July 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Chicago, Illinois October 17, 2005

SSA Global Technologies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in millions)

	July 31, 2005	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$165.4	$106.1
Restricted cash	4.9	1.0
Accounts receivable, less allowance for doubtful accounts of $20.2 million and $29.8 million as of July 31, 2005 and 2004, respectively	144.1	158.5
Deferred tax assets	19.9	7.7
Prepaid expenses and other current assets	25.7	29.3

Total current assets	360.0	302.6
Property and equipment, net	18.3	14.2
Capitalized software costs and acquired technology, net	24.7	38.2
Goodwill	296.3	331.6
Customer lists, net	110.5	133.2
Patents, net	7.9	10.7
Deferred tax assets	6.4	3.0
Other long-term assets	6.6	7.5

Total assets	$830.7	$841.0

See accompanying notes to consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Continued)

(in millions, except par value amounts and number of shares)

	July 31, 2005	July 31, 2004
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt-other	$1.6	$2.7
Accounts payable and other accrued liabilities	106.0	132.8
Accrued compensation and related benefits	56.5	56.4
Deferred revenue	183.8	202.6
Income taxes payable	1.8	3.6

Total current liabilities	349.7	398.1
Long-term obligations:
Long-term debt-related parties	148.4	227.0
Long-term debt-other	12.6	16.5
Other long-term obligations	7.1	6.2

Total long-term obligations	168.1	249.7
Deferred revenue	38.5	46.4

Total liabilities	556.3	694.2
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 and 12,000,000 shares authorized at July 31, 2005 and 2004, respectively, and 68,034,315 shares issued and outstanding at July 31, 2005 and 4,785,000 shares issued and outstanding at July 31, 2004	0.7	—
Preferred stock, $0.01 par value, 125,000,000 shares authorized at July 31, 2005 and 4,000,000 shares authorized at July 31, 2004, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock; no shares issued and outstanding at July 31, 2005 and 3,000,000 shares issued and outstanding at July 31, 2004, all of which were designated as Series A Convertible Preferred Stock, accreted value of $0 and $337.9 million at July 31, 2005 and 2004, respectively	—	—
Additional paid-in capital	431.7	262.1
Deferred stock compensation	(6.3)	(22.7)
Accumulated deficit	(133.1)	(78.4)
Accumulated other comprehensive loss	(18.6)	(14.2)

Total stockholders' equity	274.4	146.8

Total liabilities and stockholders' equity	$830.7	$841.0

See accompanying notes to consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Years Ended July 31,
	2005	2004	2003
Revenues:
License fees	$203.7	$157.5	$94.0
Support	343.8	322.5	143.8
Services and other	164.3	156.5	58.8

Total revenues	711.8	636.5	296.6
Cost of revenues:
Cost of license fees	42.5	34.8	15.1
Cost of support, services and other	198.4	175.8	69.5

Total cost of revenues	240.9	210.6	84.6

Gross margin	470.9	425.9	212.0

Operating expenses:
Sales and marketing	188.9	157.0	69.5
Research and development	102.8	95.2	41.9
General and administrative	88.3	98.2	40.8
Amortization of intangible assets	25.5	23.4	6.0
Restructuring charge (benefit)	(1.8)	3.1	2.8

Total operating expenses	403.7	376.9	161.0

Operating income	67.2	49.0	51.0

Other income (expense):
Interest expense—related parties	(15.3)	(13.7)	(9.4)
Interest income (expense)—other	0.6	0.1	(0.9)
Other income	1.7	0.6	1.0

Total other expense	(13.0)	(13.0)	(9.3)

Income before provision for income taxes	54.2	36.0	41.7
Provision (benefit) for income taxes	21.7	17.2	(10.6)

Net income	32.5	18.8	52.3
Dividends on redeemable preferred stock	—	—	2.0
Preferred stock dividends	26.0	28.8	9.1
Preferred stock dividends in excess of stated amount	36.2	52.7	—
Cash dividend paid to preferred stockholders	25.0	—	—

Net (loss) income to common stockholders	$(54.7)	$(62.7)	$41.2

Earnings (loss) per common share:
Basic	$(3.58)	$(13.10)	$0.81

Diluted	$(3.58)	$(13.10)	$0.81

Basic and diluted earnings per preferred share:
Distributed earnings	$34.89	$27.17	$10.09
Undistributed earnings	—	—	11.68

	$34.89	$27.17	$21.77

Pro forma earnings per common share (note D):
Basic	$0.56	$0.39

Diluted	$0.52	$0.37

See accompanying notes to consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended July 31, 2005, 2004 and 2003

(in millions)

			Series A Convertible Preferred Stock
	Common stock							Accumulated other comprehensive income (loss)
					Additional paid-in capital	Deferred stock compensation	Accumulated deficit		Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at July 31, 2002	11.6	$—	—	$—	$—	$—	$(56.9)	$1.0	$(55.9)
Net income	—	—	—	—	—	—	52.3	—	52.3
Other comprehensive income, net of tax
Change in foreign currency translation	—	—	—	—	—	—	—	(3.3)	(3.3)

Total comprehensive income, net of tax									49.0
Step acquisition by majority shareholder (described in note L)	—	—	—	—	28.7	—	—	—	28.7
Dividends—Redeemable Series A Preferred Stock	—	—	—	—	—	—	(2.0)	—	(2.0)
Cancellation of common shares	(11.6)	—	—	—	—	—	—	—	—
Issuance of stock options	—	—	—	—	32.1	(32.1)	—	—	—
Issuance of Series A Convertible Preferred Stock	—	—	3.0	—	106.9	—	—	—	106.9
Imputed interest on related party loan	—	—	—	—	0.2	—	—	—	0.2
Preferred stock dividends	—	—	—	—	9.1	—	(9.1)	—	—

Balance at July 31, 2003	—	$—	3.0	$—	$177.0	$(32.1)	$(15.7)	$(2.3)	$126.9
Net income	—	—	—	—	—	—	18.8	—	18.8
Other comprehensive income, net of tax
Change in minimum pension liability	—	—	—	—	—	—	—	(0.2)	(0.2)
Change in foreign currency translation	—	—	—	—	—	—	—	(11.7)	(11.7)

Total comprehensive income, net of tax									6.9
Amortization of deferred stock compensation	—	—	—	—	—	9.4	—	—	9.4
Issuance of common stock	4.8	—	—	—	—	—	—	—
Imputed interest on related party loan	—	—	—	—	3.6	—	—	—	3.6
Preferred stock dividends	—	—	—	—	28.8	—	(28.8)	—	—
Preferred stock dividends in excess of stated amount	—	—	—	—	52.7	—	(52.7)	—	—

Balance at July 31, 2004	4.8	$—	3.0	$—	$262.1	$(22.7)	$(78.4)	$(14.2)	$146.8
Net income	—	—	—	—	—	—	32.5	—	32.5
Other comprehensive income, net of tax
Change in minimum pension liability	—	—	—	—	—	—	—	(0.8)	(0.8)
Change in foreign currency translation	—	—	—	—	—	—	—	(3.6)	(3.6)

Total comprehensive income, net of tax									28.1
Amortization of deferred stock compensation	—	—	—	—	—	17.4	—	—	17.4
Adjustment to deferred stock compensation balance	—	—	—	—	0.5	(0.5)	—	—	—
Imputed interest on related party loan	—	—	—	—	4.4	—	—	—	4.4
Preferred stock dividends	—	—	—	—	26.0	—	(26.0)	—	—
Preferred stock dividends in excess of stated amount	—	—	—	—	36.2	—	(36.2)	—	—
Cash dividend paid to preferred stockholders	—	—	—	—	—	—	(25.0)	—	(25.0)
Issuance of common stock	10.3	0.1			113.7				113.8
Common stock issuance expenses	—	—	—	—	(13.9)	—	—	—	(13.9)
Conversion of Series A Convertible Preferred Stock to common stock	43.5	0.5	(3.0)	—	(0.5)	—	—	—	—
Conversion of Series A Convertible Preferred Stock accumulated dividends to common stock	9.3	0.1	—	—	(0.1)	—	—	—	—
Conversion of stock appreciation rights into common stock	0.1	—	—	—	2.4	—	—	—	2.4
Reclassification of warrants to stockholders' equity	—	—	—	—	0.9	(0.6)	—	—	0.3
Amortization of warrants	—	—	—	—	—	0.1	—	—	0.1

Balance at July 31, 2005	68.0	$0.7	—	$—	$431.7	$(6.3)	$(133.1)	$(18.6)	$274.4

See accompanying notes to consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended July 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$32.5	$18.8	$52.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7.4	7.0	2.4
Amortization of customer lists and patents	25.5	23.4	6.0
Amortization of capitalized software costs and acquired technology	17.1	13.3	3.3
Amortization of financing fees	1.3	1.3	1.0
Non-cash interest—related parties	1.3	1.7	1.5
Imputed interest on related party promissory note	4.4	3.6	0.2
Provision for doubtful accounts	6.8	4.6	3.7
Provision (benefit) for deferred income taxes	16.3	15.9	(24.9)
Tax adjustments related to acquisitions	—	—	12.4
Write-off of acquired in-process research and development	—	1.1	—
Non-cash stock compensation	17.4	9.4	—
Other	0.7	0.6	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7.5	12.6	(23.5)
Prepaid expenses and other current assets	2.8	(5.3)	5.8
Accounts payable and other accrued liabilities	(25.1)	(78.8)	(22.5)
Accrued compensation and related benefits	(1.8)	4.1	7.6
Deferred revenues	(27.4)	18.3	21.6
Income taxes payable	—	(0.4)	2.6

Net cash provided by operating activities	86.7	51.2	49.5
Cash flows from investing activities:
Acquisitions, net of cash acquired	1.0	(45.0)	(193.7)
Purchase of property and equipment	(11.3)	(1.6)	(3.4)
Capitalized software costs	(3.6)	(2.3)	(0.9)
Capitalized customer lists	—	(2.5)	—
Other	—	(0.2)	—

Net cash used in investing activities	(13.9)	(51.6)	(198.0)
Cash flows from financing activities:
Gross proceeds from initial public offering of common stock	113.8	—	—
Common stock issuance costs—initial public offering	(12.3)	—	—
Borrowings under promissory notes—related parties	—	—	130.1
Borrowings under subordinated loans—related parties	—	40.7	116.4
Borrowings under credit facility—related parties	—	—	2.5
Borrowings under credit facility—other	—	—	1.1
Payments under promissory notes—related parties	(81.2)	—	—
Payments under subordinated loans—related parties	—	—	(74.4)
Payments under credit facility—related parties	—	—	(31.2)
Payments under credit facility—other	—	—	(12.9)
Payments under notes payable	—	—	(12.5)
Payments under promissory notes—other	(2.5)	(1.7)	—
Payments of debts—other	(0.5)	(0.5)	(0.7)
Capitalized financing fees	—	—	(6.7)
Establishment of restricted cash	(4.0)	—	(1.2)
Release of restricted cash	0.1	0.2	12.5
Issuance of preferred stock	—	—	75.0
Cash dividend paid to preferred stockholders	(25.0)	—	—

Net cash provided by (used in) financing activities	(11.6)	38.7	198.0
Effect of exchange rate changes on cash and cash equivalents	(1.9)	2.7	(1.4)

Net increase in cash and cash equivalents	59.3	41.0	48.1
Cash and cash equivalents at beginning of period	106.1	65.1	17.0

Cash and cash equivalents at end of period	$165.4	$106.1	$65.1

See accompanying notes to consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2005 and July 31, 2004

NOTE A—NATURE OF OPERATIONS

        SSA Global Technologies, Inc. ("SSA Global" or the "Company") is a leading provider of extended enterprise resource planning ("ERP") solutions for manufacturing, services and public organizations worldwide. SSA Global's customers include companies with revenues from twenty-five million to multi-billion dollar "Fortune 100" corporations. The Company derives its revenues from the sales, service and support of application software that are either sold directly or resold through third-parties. In addition to core ERP applications, SSA Global offers a full range of integrated extended solutions including corporate performance management, customer relationship management ("CRM"), supply chain management ("SCM") and supplier relationship management ("SRM"). Headquartered in Chicago, Illinois, SSA Global markets, sells and supports its applications from its offices, as well as its affiliates, serving approximately 13,400 customers as of July 31, 2005, that represent companies in over ninety countries. SSA Global™ is the corporate brand for product lines and subsidiaries of SSA Global Technologies, Inc.

Fiscal 2003 Acquisitions

        On December 20, 2002, the Company acquired Infinium Software, Inc. ("Infinium"). Infinium provides Web-integrated enterprise business applications for the IBM eServer iSeries.

        On June 19, 2003, the Company acquired Ironside Technologies, Inc. ("Ironside"), a provider of business-to-business electronic commerce solutions for the manufacturing and distribution markets.

        On July 18, 2003, the Company acquired the Baan Group by acquiring shares in the former holding companies of the Baan subsidiaries ("Baan"). Baan has a 25-year history in the ERP industry.

        On July 22, 2003, the Company acquired Elevon, Inc. ("Elevon"), a provider of e-Business and collaborative commerce solutions for medium and large-sized customers.

Fiscal 2004 Acquisitions

        On December 19, 2003, the Company acquired supply chain provider EXE Technologies ("EXE").

        On June 4, 2004, the Company acquired the assets of Arzoon, Inc. ("Arzoon"), a provider of integrated logistics and global trade management technology.

        On June 30, 2004, the Company acquired the Marcam division ("Marcam") of Invensys Systems, Inc. and certain of its affiliates. Marcam offers operational-level solutions designed for process manufacturers.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the consolidated financial statements include the operating results of acquired businesses since their acquisition dates.

Cash and Cash Equivalents

        Cash and cash equivalents consist of deposits with banks and short-term investments purchased with maturities of three months or less. Short-term investments are stated at cost, which approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

        The majority of the Company's accounts receivable is due from entities in the manufacturing, services and public sectors. Credit is extended based on an evaluation of a customer's financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts based on management's estimate of receivables that will not be collected. Generally, management determines the allowance based on the assessment of the realization of receivables using historical information and current economic trends, including assessing the probability of collection from customers. The Company writes off receivables when they are determined to be uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Bad debt expense is included within general and administrative expenses.

        The allowance for doubtful accounts at July 31, 2005, 2004 and 2003 and the activity in the fiscal years then ended are as follows:

	July 31, 2005	July 31, 2004	July 31, 2003
	(in millions)
Balance at beginning of fiscal year	$29.8	$28.9	$25.7
Allowance related to acquisitions	—	4.1	23.7
Provision for doubtful accounts	6.8	4.6	3.7
Foreign currency translation	0.9	1.1	0.1
Deductions—write-offs and adjustments	(17.3)	(8.9)	(24.3)

Balance at end of fiscal year	$20.2	$29.8	$28.9

        The write-offs relate primarily to acquired receivables included in the allowance for doubtful accounts established at the respective acquisition dates.

        The Company records an allowance for doubtful accounts for receivables acquired in business combinations based on estimated uncollectible receivables at the acquisition date. Subsequent write-offs of acquired receivables are recorded against the allowance for doubtful accounts. Subsequent changes of estimates to the allowance for doubtful accounts related to acquired receivables are reflected as changes in the provision for doubtful accounts.

Property and Equipment

        Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which is typically three years to seven years. Leasehold improvements are amortized over the shorter of the life of the assets or the related lease term. Capital leases are recorded at the present value of the future minimum lease payments at the date of lease inception and are amortized over the shorter of the life of the assets or the related lease term. Depreciation and amortization expense related to property and equipment was approximately $7.4 million, $7.0 million, $2.4 million in fiscal 2005, 2004 and 2003, respectively.

        Repairs and maintenance are charged to expense as incurred. Gains and losses resulting from sales or retirements are recorded as incurred, at which time related capitalized costs and accumulated depreciation are removed from the accounts.

        The Company evaluates potential impairments of property and equipment when significant events or changes occur that indicate that the carrying amount of an asset may not be recoverable. To date, no such impairment has been recorded.

        Property and equipment consisted of the following at July 31, 2005 and 2004:

	July 31, 2005	July 31, 2004
	(in millions)
Computer equipment	$20.2	$14.8
Furniture and fixtures	10.0	8.2
Leasehold improvements	9.6	6.0

	39.8	29.0
Less: accumulated depreciation and amortization	21.5	14.8

Total property and equipment, net	$18.3	$14.2

Capitalized Software Cost and Acquired Technology

        The Company capitalizes internally developed software costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. The Company's internally developed software costs include application and tools development, testing, translation and localization costs incurred in producing software to be licensed to customers. Technological feasibility is attained when the Company's software has completed system testing and has been determined viable for its intended use. The time between the attainment of technological feasibility and completion of software development has historically been short. The Company records software acquired through technology purchases and business combinations only if the related software under development has reached technological feasibility or if there are alternative future uses for the software.

        Capitalized software and acquired technology are amortized over the estimated useful life of the software, generally two years for capitalized software and three to seven years for acquired technology. Amortization expense was $17.1 million, $13.3 million and $3.3 million in fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 expenses included $1.0 million related to the write-off of purchased software. Accumulated amortization was $33.1 million and $17.0 million at July 31, 2005 and 2004, respectively.

        The value of acquired in-process research and development ("IPR&D") projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred. Acquired IPR&D is included in research and development expenses in the consolidated statements of operations. The Company recorded $1.1 million in-process research and development charge in fiscal 2004 in connection with the Marcam acquisition.

Goodwill

        The Company performs an annual impairment test for goodwill as of May 31 each year as required by SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 142 requires the Company to compare the fair value of its reporting units to the carrying amount, including goodwill, on an annual basis to determine if there is potential impairment. The Company has determined it has four reporting units for purposes of this test. The Company determined that its reporting units are equivalent to its operating segments for SFAS 142 purposes. Fair value of the reporting units is determined by reference to the Company's quoted market value and using valuation methods including discounted cash flows, comparable company analysis and recent transaction analysis. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. An impairment test was completed in fiscal 2003, 2004 and 2005 and indicated no impairment of goodwill.

Customer Lists and Patents

        The fair value of the customer lists acquired is amortized on a straight-line basis over their estimated useful lives ranging from two to ten years. Amortization expense was $22.7 million, $21.2 million and $5.9 million in fiscal 2005, 2004 and 2003, respectively. Accumulated amortization was $50.8 million and $28.1 million at July 31, 2005 and 2004, respectively.

        The fair value of patents acquired is being amortized on a straight-line basis over estimated useful lives ranging from three to ten years. Amortization expense was $2.8 million, $2.2 million and $0.1 million in fiscal 2005, 2004 and 2003, respectively. Accumulated amortization was $5.1 million and $2.3 million at July 31, 2005 and 2004, respectively.

Impairment of Long-Lived Assets

        The Company assesses the impairment of long-lived assets, including property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable, it measures recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If the Company determines that a long-lived asset or asset group is not recoverable, it records an impairment loss equal to the difference between the carrying amount of the asset or asset group and fair value of the asset or asset group. The Company generally measures fair value of an asset or asset group based on the projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. In addition, at each reporting date, the Company compares the net realizable value of capitalized software development costs to the unamortized capitalized costs. To the extent the unamortized capitalized costs exceed the net realizable value, the excess amount is written off. The Company did not record an impairment provision in any of the fiscal years presented in these financial statements.

Fair Value of Financial Instruments

        The carrying value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates fair value based on their short-term nature.

        The fair value of long-term debt, excluding capital lease obligations, is estimated based on prevailing market rates of interest on similar debt instruments and on the current rates offered to the Company for debt of the same remaining maturity. The fair value of long-term debt outstanding at July 31, 2005 was approximately $165.9 million. The fair value of the $151.8 million related-party note approximated the carrying value due to the proximity to the issuance date and the use of a market-based rate of interest. At July 31, 2004, the fair value of the $130.1 million 1.23% promissory notes was approximately $126.7 million., while the fair value of the other debt outstanding at that date approximated the carrying value of each debt instrument since each was issued at a market rate of interest and such rate was representative of market rates at July 31, 2004.

Restructuring costs

        Restructuring costs (included within "accounts payable and other accrued liabilities" on the Balance Sheets) are primarily comprised of severance costs and related benefits, costs to eliminate or vacate duplicate facilities and costs to terminate certain contractual commitments.

        Restructuring costs incurred in conjunction with the acquisitions have been accounted for under Emerging Issues Task Force ("EITF") No. 95-3, "Recognition of Liabilities in connection with Purchase Business Combinations" ("EITF 95-3") and have been recognized as a liability assumed in the purchase business combination. Changes to the estimate of executing the plan accounted for under EITF 95-3 are recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter.

        The Company follows SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") for restructuring activities not associated with acquisitions. SFAS 146 requires that a liability for a cost associated with an exit plan or disposal activity be recognized when the liability is incurred. SFAS 146 establishes that fair value is the objective for initial measurement of the liability. Restructuring costs are based on plans that have been committed to by management. Restructuring cost estimates may change as additional information becomes available and as management finalizes execution of the restructuring plan. Changes in estimates to restructuring plans accounted for under SFAS 146 are recorded in the Company's results of operations as an adjustment to restructuring charges.

Accounting Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Comprehensive Income (Loss)

        Comprehensive income (loss) is the change in equity of a business enterprise from non-stockholder transactions impacting stockholders' equity that are not included in the statement of operations and are reported as a separate component of stockholders' equity. Other comprehensive income (loss) includes the change in foreign currency translation adjustments and is reported net of tax.

Foreign Currency Translation

        The functional currencies for substantially all of the Company's foreign subsidiaries are their local currencies. The foreign subsidiaries' balance sheets are translated into U.S. dollars at the period end exchange rates and results of operations are translated at weighted average exchange rates for the period. Translation adjustments resulting from this process are recorded directly in stockholders' equity and will be included in the determination of net income only upon sale or liquidation of the subsidiaries.

        Transaction gains and losses are recognized in the results of operations based on the difference between the foreign exchange rates on the transaction date and on the settlement date. There were net foreign exchange gains of $1.7 million, $0.7 million and $0.9 million in fiscal 2005, 2004 and 2003, respectively. These foreign currency exchange gains are included in the accompanying consolidated statements of operations in "other income (expense)."

Revenue Recognition and Deferred Revenue

        The Company derives revenue from three primary sources: software license fees, support and services and other. License fees revenues include revenues from licensing of our software products and third-party software products. Support revenues consist of revenues from maintaining, supporting and providing periodic unspecified upgrades. Services and other revenue include consulting and education services, hardware and reimbursed expenses. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" and SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition".

        The Company recognizes license fees revenues when a non-cancelable, contingency-free license agreement has been signed, the product has been delivered, fees from the arrangement are fixed or determinable, and collection is probable. The Company does not generally offer rights of return or acceptance clauses. If a software license contains rights of return or customer acceptance criteria, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation of the right of return. Typically, payments for software licenses are due within six months of the agreement date. The Company considers the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within twelve months of the agreement date based on the Company's collection history on such arrangements.

If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable. When software license agreements call for payment terms of more than twelve months or more from the agreement date, software revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.

        Revenue arrangements with resellers are typically recognized when the Company meets the preceding criteria and the reseller has no right of return.

        The Company typically enters into multiple element arrangements, which include both license and maintenance agreements. The Company licenses its software on a perpetual or time-based (i.e., term) basis. Revenue is allocated to each element based upon its fair value as determined by vendor-specific objective evidence ("VSOE"). VSOE of fair value for all elements of an arrangement is based upon the normal pricing when those products and services are sold separately.

Perpetual Licenses

        For software licenses and maintenance fees received prior to August 1, 2003, VSOE was based on normal pricing when comparable products were sold separately. Effective August 1, 2003 the Company implemented a policy whereby maintenance services are a fixed percentage of the quoted perpetual license fee. In addition, an optional annual maintenance renewal fee is quoted in the contract. The Company considers actual maintenance renewals as a percentage of the original license fee to ensure that the stated policy is reflective of VSOE. Revenue for maintenance services is deferred and recognized over the period in which the service is provided. When the fair value of a delivered element (i.e., software licenses) has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of an undelivered element (maintenance agreement) is deferred and the remaining portion of the fee is allocated to the delivered element (perpetual license fees) and is recognized as revenue. When the Company provides services deemed to be essential to the functionality of the software products licensed or the licensed software requires significant production, modification or customization, the Company recognizes revenue on a percentage-of-completion basis in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." In these cases, software license revenue is deferred and recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

        Effective August 1, 2003, in light of recent changes in the Company's customer contracting trends and the acquisition of substantial businesses, the Company no longer sells a sufficient number of perpetual software licenses without maintenance and, thus was no longer able to establish VSOE of fair value for perpetual software license fees. Accordingly, the Company began using the residual method of revenue recognition for multiple element arrangements including perpetual license agreements. The residual method for multiple element contracts requires VSOE for only the undelivered elements of the arrangement. Prior to August 1, 2003 the Company was able to determine VSOE on all elements of the arrangements. The impact of this change did not have a material effect on the Company's consolidated financial statements.

Term Licenses

        The Company provides term licenses to a small percentage of its customers. The length of multi-year term licenses ranges from two to five years. Prior to August 1, 2003, the Company was able to determine the VSOE of fair value of maintenance on multi-element, multi-year term license contracts. Accordingly, the Company recognized revenue for multi-year term licenses using the residual method.

        Effective August 1, 2003, the Company implemented a policy under which multi-year term licenses are to be sold with a support period equaling the term of the license. As a consequence, the Company determined that it would no longer be providing sufficient separate annual support renewals to its customers for multi-year term license contracts and, therefore, would not have VSOE of the fair value of support. Accordingly, effective August 1, 2003, the Company recognized the full value of the multi-element, multi-year term license contracts on a ratable basis over the length of the contract.

        Support revenue consists of maintaining, supporting and providing periodic unspecified upgrades. Revenue from these services is recorded as deferred revenue and recognized ratably over the maintenance period. The Company provides consulting and education services, which are separately priced and are generally not essential to the functionality of the Company's software products. Services and other revenue include consulting and education services and hardware revenue. Revenue from these services is recognized separately from license fee revenue because the arrangements qualify as "service transactions" as defined by SOP 97-2. The more significant factors considered in determining whether the elements constitute multiple units of accounting for revenue recognition purposes include the nature of the services (i.e., consideration of whether the services are essential to the functionality of the licensed product), availability of services from vendors and timing of payments on the realizability of the software license fee. Revenues for consulting or education services are recognized as services are performed. In the event services are billed or paid in advance of work being performed, the amount is initially recorded as deferred services revenue and recognized as the work is performed. Revenue from resale of equipment is recognized upon shipment to the customer provided the above criteria are met.

        The components of deferred revenue are as follows (in millions):

	July 31, 2005	July 31, 2004
Deferred revenue—current:
Customer support	$159.4	$177.6
Services	11.3	8.9
Software	13.1	16.1

Total	$183.8	$202.6

	July 31, 2005	July 31, 2004
Deferred revenue—long-term:
Customer support	$36.4	$44.2
Software	2.1	2.2

Total	$38.5	$46.4

        The Company recognizes deferred revenue associated with acquisitions in accordance with EITF 01-03, "Accounting in a Business Combination for Deferred Revenue of an Acquiree" ("EITF 01-03"). Acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by the Company. For EITF 01-03 purposes, the Company considers post-contract customer support ("PCS") contracts in their entirety and service contracts to be legal obligations of the acquired entity.

        PCS arrangements of acquired entities include rights to "help desk" and technical support, "bug fixes" and periodic unspecified software upgrades, when and if available. The Company considers the acquired PCS arrangement to be a single unit of accounting when determining the legal obligation assumed from the acquired entity. The Company expects to fulfill each underlying obligation element of the PCS arrangement. The fair value of the assumed PCS arrangement is determined by prices paid by willing participants in recent exchange transactions.

        Revenues from sales of third-party products are recorded on a "gross" basis, in accordance with EITF Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," ("EITF 99-19"), when the Company has determined it meets the requirements for the "gross" revenue presentation when it acts as the principal in the transactions.

        In August 2003, the Company adopted EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," ("EITF 01-14"). EITF 01-14 requires that reimbursements received for out-of-pocket expenses incurred to be recorded as revenue. Prior to adoption of EITF 01-14, the Company recorded revenue and cost of services revenue, net of reimbursable expenses. The Company reclassified the fiscal 2003 financial statements to conform to the current year presentation for comparative purposes. Reimbursable out-of-pocket expenses of $7.4 million, $8.2 million and $4.3 million in fiscal 2005, 2004 and 2003, respectively, are reflected as "services and other revenue" and "cost of support, services and other" in the consolidated statements of operations. The adoption of EITF 01-14 did not have a significant impact on our services gross margin percentage and had no effect on net income.

        The principal components of the "cost of license fees revenues" are commissions paid to independent affiliates, royalties paid to third parties and amortization of capitalized software. Commissions payable to independent affiliates who resell the Company's software and royalties payable to third-party software vendors are recorded when a sale is completed, which coincides with the timing of revenue recognition in most cases. The principal components of the "cost of support, services and other" are salaries paid to the Company's client support and professional services personnel, as well as amounts paid to independent services professionals, third-party support royalties and an allocation of overhead expenses.

Advertising

        All advertising costs are expensed as incurred. Advertising expenses were $10.5 million, $6.6 million and $4.0 million in fiscal 2005, 2004 and 2003, respectively.

Stock Split

        On March 30, 2005, the Board of Directors authorized a 14.5-for-1 stock split of the outstanding shares of common stock, which was effected on April 4, 2005. All references to common stock amounts, shares and per share data and the conversion price of preferred stock included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split.

Accounting for Stock-Based Compensation

        Effective July 31, 2003, the Company implemented a stock-based equity incentive plan that is more fully described in note M. The Company has accounted for stock-based awards granted to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and it complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

        Under APB 25, the Company recognized compensation expense for the difference, if any, between the fair value of the Company's shares and the exercise price on the grant date over the period during which an employee is required to provide services in order to earn (vest) in the award. The Company recognized the difference between the fair value of the shares subject to an option and its exercise price as an increase to additional paid-in capital, with a corresponding increase to deferred stock compensation expense, which is recorded as a reduction of total stockholders' equity.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), "Share-Based Payments" ("SFAS 123(R)"). SFAS 123(R) is a revision of SFAS 123, as amended, and supersedes APB 25.SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. SFAS 123(R) is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123(R) effective August 1, 2005, the beginning of fiscal 2006. See "Recent Accounting Pronouncements" in this note for a more detailed discussion of the impacts of adopting the new accounting pronouncement.

        Non-cash stock compensation expense in fiscal 2005 and 2004 was comprised as follows (in millions):

	2005	2004
Cost of support, services and other	$0.6	$0.3
Sales and marketing	6.0	3.4
Research and development	0.4	0.2
General and administrative	10.5	5.5

	$17.5	$9.4

        The Company granted stock options under the Plan (described in note M) to certain employees on July 31, 2003. The majority of the options granted were 58% vested at the date of grant. Due to the transferability and termination provisions (described in note M), absent an initial public offering of the Company's common stock, the options essentially vest in full on December 31, 2006. Accordingly, the Company did not recognize compensation expense for options granted during fiscal 2003, and would not have recognized compensation cost under the fair value method prescribed by SFAS 123. On July 31, 2003, the Company recorded deferred stock-based compensation expense of approximately $32.1 million as a component of stockholders' equity for options granted on that date. The Company recognized expense on those option grants over the remaining vesting period on a straight-line basis as the options were deemed to be fully vested at the end of the service period.

        Effective with the IPO, the Company was required to adjust the cumulative straight-line stock compensation amortization that was being recorded over the remaining vesting period due to the transferability and termination provisions of the Plan to the cumulative amortization computed following the actual vesting schedule of the underlying options. An increase to stock compensation expense of approximately $8.6 million was recorded in the consolidated statement of operations concurrent with the IPO for this item. Similarly, an increase of approximately $8.7 million before tax effects was made to the pro forma stock compensation expense under SFAS 123 to reflect the amortization under the actual vesting schedules.

        As discussed above, the Company has accounted for this plan using the intrinsic value method under the recognition and measurement principles of APB 25 and related interpretations. See "Recent Accounting Pronouncements" in this note for the estimated impact of adopting the new accounting pronouncement effective August 1, 2005.

        The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123, the accounting pronouncement in effect prior to August 1, 2005, to stock-based compensation in fiscal 2005, 2004 and 2003:

	2005	2004	2003
	(in millions, except share and per share amounts)
Net income, as reported	$32.5	$18.8	$52.3
Add: Stock-based compensation cost, net of related tax included in net income, as reported	12.7	5.8	—
Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related taxes	(18.8)	(6.7)	—

Net income, pro forma	26.4	17.9	52.3
Distributed earnings	87.2	81.5	11.1

Undistributed earnings (loss), as reported	$(54.7)	$(62.7)	$41.2

Undistributed earnings (loss), pro forma	$(60.8)	$(63.6)	$41.2

Basic earnings (loss) per common share:
As reported	$(3.58)	$(13.10)	$0.81

Pro forma	$(3.98)	$(13.29)	$0.81

Diluted earnings (loss) per common share:
As reported	$(3.58)	$(13.10)	$0.81

Pro forma	$(3.98)	$(13.29)	$0.81

Basic and diluted earnings per preferred share:
Distributed earnings, as reported	$34.89	$27.17	$10.09
Undistributed earnings, as reported	—	—	11.68

	$34.89	$27.17	$21.77

Basic and diluted earnings per preferred share:
Distributed earnings, pro forma	$34.89	$27.17	$10.09
Undistributed earnings, pro forma	—	—	11.68

	$34.89	$27.17	$21.77

Income Taxes

        The Company provides for income taxes under the asset and liability method. Under this method deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using tax rates expected in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

EITF 03-6

        In March 2004, in its consensus on Issue 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128" ("EITF 03-6"), the EITF, expanded the notion of participation rights in calculating basic earnings per share from previous practice. EITF 03-6 does not focus on a security holder's contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation. Instead, it defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period, even if those earnings would not actually be distributed from an economic or practical perspective and even if the company has legal or contractual limitations on its ability to pay dividends.

        Under EITF 03-6, all securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible or potential common stock securities, are considered for inclusion in the computation of basic earnings per share using the two-class method. EITF 03-6 eliminated the alternative of using the "if-converted" method in basic earnings per share. The application of the two-class method does not have an impact on the diluted earnings per share calculation because diluted earnings per share is required to be calculated using the "if-converted" method prescribed in EITF 03-6. We have adopted Issue 03-6 and have presented earnings per share under the two-class method for all basic earnings per share calculations presented throughout our consolidated financial statements.

SFAS 123(R)

        On December 16, 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This statement is a revision of FASB 123 "Accounting for Stock Based Compensation", as amended, supersedes APB 25, "Accounting for Stock Issued to Employees." and its related implementation guidance and amends SFAS 95, "Statement of Cash Flows". SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company will adopt SFAS 123(R) effective August 1, 2005, using a modified prospective application. This application will require the Company to record compensation expense for all awards granted after the required effective date and for the unvested portion of awards granted between June 4, 2004 and July 31, 2005 that remain outstanding at the date of adoption, in addition, to the stock-based compensation to be recorded for options granted with exercise prices below fair value.

        The Company expects that the adoption of SFAS 123(R) will have the following effect for stock options outstanding as of July 31, 2005:

Estimated Stock-Based Compensation Expense
(in millions)
Fiscal year ending July 31, 2006	$13.7
Fiscal year ending July 31, 2007	11.3
Fiscal year ending July 31, 2008	9.1
Fiscal year ending July 31, 2009	5.6

Total estimated stock-based compensation expense over the remaining vesting period	$39.7

        SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which the entity obtains employee services in share-based payment transactions. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. The cost of employee services is recognized over the period during which an employee is required to provide service in exchange for the award. The fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of the instruments. If an equity award is modified after a grant date for the benefit of an employee, incremental compensation cost is required to be recognized.

        While the fair value method under SFAS 123(R) is very similar to the fair value method under SFAS 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our consolidated financial statements. For example, SFAS 123 permits us to recognize forfeitures as they occur while SFAS 123(R) will require us to estimate future forfeitures and adjust our estimate on a quarterly basis. SFAS 123(R) also will require the excess tax benefit from exercised stock options to be presented as financing cash flow activity in the statement of cash flows (total cash flows will remain unchanged).

        In March 2005, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 107, "Share-based Payment" ("SAB 107"), which provides the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations for public companies

        Depending on the stock-option valuation method adopted, other modifications to the calculation of stock-based compensation expense upon the adoption of SFAS 123(R) and the change to the pro forma expense recognition under SFAS 123 as a result of the change in vesting of the July 31, 2003 option grants from the straight-line amortization over the service period to actual vesting schedules as a result of being able to exercise options effective with the IPO, the pro forma disclosure in this note may not be indicative of the stock-based compensation expense to be recognized in future periods with the adoption of SFAS 123(R).

SFAS No. 153

        On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." ("SFAS 153"). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which is effective with our first quarter of fiscal 2006. Adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

FSP's 109-1 and 109-2

        On October 22, 2004, the President signed the "American Jobs Creation Act of 2004" (the "Act"). On December 21, 2004, the FASB issued two FSP's regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities ("FSP SFAS No. 109-1") and (2) the one-time tax benefit for the repatriation of foreign earnings ("FSP SFAS No. 109-2"). The guidance in the FSP's applies to financial statements for periods ending after the date the Act was enacted.

        FSP 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", clarifies that the tax deduction for domestic manufacturers under the Act should be accounted for as a special deduction in accordance with SFAS 109, "Accounting for Income Taxes." The Company is currently evaluating the impact, if any, of FSP-109-1 on its consolidated financial statements.

        FSP SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement. The Act provides for a special one-time tax deduction of 85 percent dividends received deduction on certain foreign earnings repatriated in fiscal 2005 or 2006. The deduction would result in an approximate 5.1 percent federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Certain other criteria in the Jobs Act must be satisfied as well. The Company studied the provisions of the Act related to the repatriation of earnings and does not intend to repatriate any earnings as of July 31, 2005.

SFAS No. 154

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim

Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a "restatement." The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of our fiscal 2007. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE C—EARNINGS PER SHARE

        The Company adopted the consensus of the EITF in Issue 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128" ("EITF 03-6"). In EITF 03-6, the EITF expanded the notion of participation rights in calculating basic earnings per share from previous practice. EITF 03-6 does not focus on a security holder's contractual rights to ultimately receive the undistributed earnings and net assets of the company upon redemption or liquidation. Instead, it defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period, even if those earnings would not actually be distributed from an economic or practical perspective and even if the company has legal or contractual limitations on its ability to pay dividends.

        Basic earnings per common share was based on the weighted average number of common shares outstanding. For fiscal 2005 and 2004, basic earnings per common share included the effect of 4,785,000 common shares issued on February 25, 2004, in connection with an amendment to the Company's prior Certificate of Incorporation that reclassified each share of outstanding convertible preferred stock into one share of such stock and 1.595 shares of common stock.

        Basic earnings attributed to common shares included the allocated share of undistributed earnings. However, any undistributed loss for a period was allocated to common stock since, according to the terms of our Certificate of Incorporation, convertible preferred stock is not obligated to share in the losses of the Company.

        Diluted earnings per common share was based on the combination of basic shares outstanding and potentially dilutive shares. For fiscal 2005 and 2004, potentially dilutive shares consisted of outstanding stock options, subordinated convertible notes, stock appreciation rights, warrants, convertible preferred stock and the accumulated dividends thereon. For fiscal 2003, potentially dilutive shares consisted of outstanding stock options and convertible preferred stock and the accumulated dividends thereon. The Company had outstanding stock options of 12,932,594 at July 31, 2005, 10,108,182 at July 31, 2004 and

8,211,727 at July 31, 2003. The Company had 44,812,337 and 14,500,000 weighted average common shares underlying its convertible preferred stock outstanding for fiscal 2004 and 2003, respectively, as converted, including common shares underlying accrued dividends of 1,312,337 for fiscal 2004. The number of weighted average common shares assumes conversion of the convertible preferred stock plus accrued dividends at the end of fiscal 2004 and 2003. The number of weighted average common shares underlying the convertible preferred shares was determined by dividing the original value of convertible preferred shares of $300.0 million by the conversion price of approximately $6.90 per share. The number of weighted average common shares underlying the convertible preferred shares related to the accrued preferred dividends is determined by dividing the original value of the accumulated preferred dividends at the end of the period, assuming conversion at that date, by the conversion price of approximately $6.90 per share.

        Diluted earnings include net income (loss) before distributions to convertible preferred stockholders.

        Basic and diluted earnings per preferred share are based on inclusion of convertible preferred stock until consummation of the IPO at which time such shares were converted into shares on common stock. Convertible preferred shares are included in basic and diluted earnings per preferred share because such shares participated in the undistributed earnings, but not losses, of the Company prior to their conversion into common shares commensurate with the IPO.

        Earnings attributed to convertible preferred shares included distributed earnings plus the allocated share of undistributed earnings.

        The following table sets forth the computations of basic and diluted earnings per common share and preferred share for fiscal 2005, 2004 and 2003:

	2005	2004	2003
	(in millions, except share and per share amounts)
Net income	$32.5	$18.8	$52.3
Distributed earnings	87.2	81.5	11.1

Undistributed earnings (loss)	$(54.7)	$(62.7)	$41.2

Weighted average shares outstanding—Common	—	—	35,197,822
Weighted average shares outstanding—Preferred	—	—	15,950,000

	—	—	51,147,822

Percentage of shares outstanding—Common	—	—	69%
Percentage of shares outstanding—Preferred	—	—	31%
Numerator for basic and diluted earnings per share:
Common	$(54.7)	$(62.7)	$28.4
Preferred—Distributed	$87.2	$81.5	$11.1
Preferred—Undistributed	$—	$—	$12.8
Denominator for basic earnings (loss) per share—weighted average common shares	15,280,294	4,785,000	35,197,822
Effect of dilutive securities—preferred stock	—	—	—
Effect of dilutive securities—preferred stock dividends	—	—	—
Effect of dilutive securities—stock-based compensation	—	—	8,555

Denominator for basic earnings (loss) per share—weighted average common shares	15,280,294	4,785,000	35,206,377

Denominator for basic and diluted earnings per share—weighted average preferred shares	2,498,630	3,000,000	1,100,000

Earnings (loss) per common share:
Basic	$(3.58)	$(13.10)	$0.81

Diluted	$(3.58)	$(13.10)	$0.81

Basic and diluted earnings per preferred share:
Distributed earnings	$34.89	$27.17	$10.09
Undistributed earnings	—	—	11.68

	$34.89	$27.17	$21.77

        For fiscal 2005 and 2004, 44.3 million and 48.6 million potentially dilutive securities, respectively, were excluded from the computation of diluted earnings per common share as their effect was anti-dilutive. Of those amounts, 5.1 million and 3.6 million shares, respectively, related to stock-based compensation, 38.5 million and 44.8 million shares, respectively, related to convertible preferred stock including common shares underlying accrued dividends thereon, 0.6 million and 0.1 million shares, respectively, related to subordinated convertible notes and for fiscal 2005, 0.1 million shares related to stock appreciation rights. The stock appreciation rights converted into shares of common stock concurrent with the IPO.

NOTE D—INITIAL PUBLIC OFFERING OF COMMON STOCK

        On May 26, 2005, the Company sold 9,000,000 shares of common stock at $11.00 per common share in an initial public offering ("IPO"), including 1,400,000 shares to investment entities affiliated with General Atlantic LLC ("General Atlantic"). The net proceeds of $86.1 million (gross proceeds of $99.0 million less expenses of $12.9 million for the offering) were used to repay $81.2 million of the amount owed (excluding accrued and unpaid interest thereon) under the promissory notes issued on July 18, 2003 to Madeleine L.L.C., an affiliate of Cerberus Capital Management, L.P. ("Cerberus") and investment entities affiliated with General Atlantic, in the aggregate principal amount of $130.1 million, which were due on November 15, 2006 and accrued interest at a rate of 1.23% per annum, with the remaining $4.9 million retained for general working capital purposes. On June 16, 2005, the underwriters of the IPO exercised the over-allotment option to purchase 1,350,000 shares of common stock at the IPO price of $11.00 per share. The net proceeds of $13.8 million (gross proceeds of $14.8 million less underwriting discount of $1.0 million) and the remaining net proceeds from the original issuance were used to fund the Boniva and Epiphany acquisitions on August 1, 2005 and September 29, 2005, respectively.

        As of July 31, 2005, Cerberus and General Atlantic owned 63.4% and 23.2%, respectively, of our outstanding common stock.

        Upon the consummation of the IPO, the following transactions also became effective:

    •
    Outstanding preferred stock converted into approximately 52.75 million shares of common stock, including the effect of the conversion of convertible preferred shares into 43.5 million common shares and the conversion of all accrued, but unpaid dividends on the convertible preferred stock outstanding at May 31, 2005 resulting in an 9.25 million additional shares of common stock.

    •
    Conversion of manditorily redeemable stock appreciation rights into 127,281 shares of common stock.

    •
    Modification of the terms of the remaining debt owed to Cerberus and General Atlantic of approximately $151.8 million to provide for an interest rate of average three-month LIBOR plus 2.75%, a three—year term and a senior unsecured ranking.

    •
    Amendment of our CEO's employment agreement to eliminate his right to receive a deferred bonus payment in exchange for a one-time payment of approximately $1.0 million.

    •
    Payment of special bonuses to senior management of $5.5 million (including $2.2 million to our CEO).

    •
    Approximately 1.9 million stock options were granted to employees and directors of the Company at $11.00 per share.

    •
    Impact of the stock option expense created due to the termination of the transferability and termination provisions included in the option agreements as a result of the IPO (See note M).

    •
    Reclassification of put warrants to stockholders' equity as a result of the IPO. The ability to "put" the shares to the Company ceased commensurate with the IPO.

        The following tables summarize the pro forma effect of these transactions on the consolidated statements of operations for fiscal 2005 and 2004.

        The "Adjustments for the Conversion of Preferred Shares" column reflects the conversion of preferred stock into common stock and the elimination of dividends on preferred stock.

        The "Adjustments for the Debt Modification" column reflects the effects of the modification of the terms of approximately $151.8 million of related-party indebtedness to provide for an interest rate of average three-month LIBOR plus 2.75%, a three-year term and a senior unsecured ranking. The adjustments reflect the reduction of interest expense, net of tax, as a result of the modification of related-party debt upon the consummation of the IPO.

        The "Adjustments for the Offering Transactions" column reflects the issuance of shares in the initial public offering and exercise of the over-allotment option and the reduction of interest expense, net of tax, related to the use of approximately $81.2 million of the net proceeds to repay certain related-party indebtedness.

	Fiscal Year Ended July 31, 2005
	SSA Global Historical	Adjustments for the Conversion of Preferred Shares	Adjustments for the Debt Modification	Adjustments For the Offering Transactions	Pro Forma Consolidated
	(in millions, except per share amounts)
Net income	$32.5	$—	$1.4	$2.2	$36.1
Preferred stock dividends	26.0	(26.0)	—	—	—
Preferred stock dividends in excess of stated amount	36.2	(36.2)
Cash dividend paid to preferred stockholders	25.0	(25.0)	—	—	—

Net income (loss) to common shareholders	$(54.7)	$87.2	$1.4	$2.2	$36.1

Earnings (loss) per common share:
Basic	$(3.58)				$0.56

Diluted	$(3.58)				$0.52

Basic and diluted earnings per preferred share:
Distributed earnings	$34.89
Undistributed earnings	—

	$34.89

Weighted average common shares:
Basic	15.280	38.489		10.350	64.119
Diluted	15.280	43.707		10.350	69.377
Weighted average preferred shares:
Basic and diluted	2.499	(2.499)		—	—

	Fiscal Year Ended July 31, 2004
	SSA Global Historical	Adjustments for the Conversion of Preferred Shares	Adjustments for the Debt Modification	Adjustments For the Offering Transactions	Pro Forma Consolidated
	(in millions, except per share amounts)
Net income	$18.8	$—	$2.5	$2.0	$23.3
Preferred stock dividends	28.8	(28.8)	—	—	—
Preferred stock dividends in excess of stated amount	52.7	(52.7)	—	—	—

Net income (loss) to common shareholders	$(62.7)	$81.5	$2.5	$2.0	$23.3

Earnings (loss) per common share:
Basic	$(13.10)				$0.39

Diluted	$(13.10)				$0.37

Basic and diluted earnings per preferred share:
Distributed earnings	$27.17
Undistributed earnings	—

	$27.17

Weighted average common shares:
Basic	4.785	44.812		10.350	59.947
Diluted	4.785	48.494		10.350	63.629
Weighted average preferred shares:
Basic and diluted	3.000	(3.000)		—	—

NOTE E—ACQUISITIONS

Fiscal 2003 Acquisitions

        On December 20, 2002, the Company acquired all of the issued and outstanding common shares of Infinium. Under the terms of the acquisition agreement, Infinium shareholders received the right to $7.00 in cash for each share of Infinium common stock upon the closing of the transaction. The aggregate purchase price was approximately $108.3 million, funded principally by subordinated debt, including acquisition costs of approximately $13.4 million. Acquisition costs relate to financial advisory fees, legal fees and stock option payouts. The purpose of the acquisition was to expand the Company's market position in process manufacturing with financial and human resources applications while providing capabilities serving the gaming, hospitality and healthcare industries. The purchase price was allocated to the net assets acquired based on their estimated fair values as shown in the table at the end of this note. Acquired technology and customer lists are being amortized over three years and seven years, respectively. The weighted average amortization period for these intangibles is 5.5 years. Pursuant to EITF No. 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination" ("EITF 95-3"), included in this allocation are restructuring and exit charges of approximately $6.1 million relating to employee severance and costs associated with the elimination of excess facilities (described in note I). None of the goodwill will be deductible for federal income tax purposes.

        On June 19, 2003, the Company completed its acquisition of Ironside. Under the terms of the acquisition agreement, the Company acquired all of the outstanding capital stock of Ironside in exchange for approximately $5.9 million in cash. The purchase price included acquisition costs of approximately $0.9 million that consisted primarily of financial advisory and legal fees. The purpose of the acquisition was to extend the Company's portfolio of customer relationship and supplier relationship products. The purchase price was allocated to the net assets acquired based on their estimated fair values as shown in the table at the end of this note. Acquired technology and customer lists are being amortized over four years and five years, respectively. The weighted average amortization period for these intangibles is 4.6 years. Pursuant to EITF 95-3, included in this allocation are restructuring and exit charges of $1.7 million related to employee severance and costs associated with the elimination of excess facilities (described in note I). None of the goodwill will be deductible for federal income tax purposes.

        On July 18, 2003, the Company acquired all of the issued and outstanding common shares of Baan. The aggregate purchase price was approximately $130.4 million, after working capital settlements, financed through subordinated debt. The purchase price included acquisition costs of approximately $2.0 million that consisted primarily of financial advisory and legal fees. The purpose of the acquisition was to expand the Company's presence in discrete manufacturing and serving industries like automotive, aerospace and defense. The Baan acquisition also provided the Company with extension solutions, including logistics and customer relationship management. The purchase price was allocated to the net assets acquired based on their estimated fair values as shown in the table at the end of this note. Acquired technology, customer contracts and patents are being amortized over four to five years, eight years and five years, respectively. The weighted average amortization period for these intangibles is 7.1 years. Pursuant to EITF 95-3, included in this allocation are restructuring and exit charges of $48.6 million related to employee severance, costs associated with the elimination of excess facilities and costs to terminate certain contractual commitments (described in note I). None of the goodwill will be deductible for federal income tax purposes.

        The purchase price allocation is subject to change upon resolution of income tax uncertainties. In addition, the Baan Acquisition Agreement contains provision for indemnification of pre-acquisition claims. Amounts received by the Company will be treated as a decrease in the Baan purchase price.

        On July 22, 2003, the Company acquired all the issued and outstanding common shares of Elevon. Under the terms of the acquisition agreement, Elevon shareholders received the right to $1.30 in cash for each share of Elevon common stock upon the closing of the transaction. The aggregate purchase price was approximately $23.5 million. The purpose of the acquisition was to add customers to the Company's manufacturing and service client base. The purchase price included acquisition costs of approximately $3.0 million, which consisted of financial advisory fees, legal fees and stock option payouts. The purchase price was allocated to the net assets acquired based on their estimated fair values as shown in the table at the end of this note. Acquired technology and customer lists are being amortized over five to seven years and four years, respectively. The weighted average amortization period for these intangibles is 4.5 years. Pursuant to EITF 95-3, included in this allocation are restructuring and exit charges of $1.8 million, net of adjustments, related to employee severance (described in note I). None of the goodwill is deductible for federal income tax purposes.

Fiscal 2004 Acquisitions

        On December 19, 2003, the Company acquired supply chain provider EXE. Under the terms of the acquisition agreement, a subsidiary of SSA Global merged into EXE and all holders of EXE outstanding common stock received $7.10 per share in cash for a total acquisition price of approximately $52.8 million. The purpose of the acquisition was to enhance the existing supply chain product functionality within the Company's portfolio of solutions. The purchase price included acquisition costs of approximately $5.4 million, which consisted of financial advisory fees and legal fees. The purchase price was allocated to the net assets acquired based on their estimated fair values as shown in the table at the end of this note. Acquired technology and customer lists are being amortized over three years and nine years, respectively. The weighted average amortization period for these intangibles is 4.3 years. Pursuant to EITF 95-3, included in this allocation are restructuring and exit charges of $9.0 million related to costs associated with the elimination of excess facilities and costs to terminate certain contractual commitments (described in note I). None of the goodwill is deductible for federal income tax purposes.

        In June 2004, the Company acquired two entities for $21.4 million in cash and $12.0 million in subordinated convertible notes. Arzoon is a leading provider of integrated logistics and global trade management technology and was acquired for $14.0 million, including $2.0 million in cash and the issuance of $12.0 million of subordinated convertible notes. Marcam is a provider of operational-level ERP solutions for process manufacturers and was acquired for $19.4 million in cash.

        The Marcam purchase price is subject to a working capital adjustment that is expected to be settled in fiscal 2006. Amounts received or paid by the Company will be treated as an increase or decrease in the Marcam purchase price and are expected to be immaterial. Goodwill recognized in these transactions was $10.6 million and $19.0 million for Arzoon and Marcam, respectively. The goodwill recorded in conjunction with both transactions is deductible for federal income tax purposes.

        Values assigned to acquired technology, customer lists, patents and in-process research and development are as follows (in millions):

	Arzoon	Marcam
Acquired technology	$2.9	$2.2
Customer lists	1.1	8.9
Patents	0.3	1.6
In-process research and development	—	1.1

	$4.3	$13.8

        The acquisition prices were allocated as follows (in millions):

	Infinium	Ironside	Baan	Elevon	EXE
Cash, cash equivalents and marketable securities	$20.9	$3.4	$9.3	$18.2	$25.3
Accounts receivable, net of allowance	9.2	1.1	58.4	1.5	17.8
Prepaid and other current assets	1.6	—	8.2	1.6	2.0
Deferred tax asset	5.3	—	—	—	—
Property and equipment, net	4.9	0.1	7.0	0.6	3.0
Other assets	2.5	—	6.1	0.9	1.2
Accounts payable and other accrued expenses	(7.5)	(0.8)	(93.8)	(2.2)	(14.2)
Deferred revenue—current portion	(25.6)	(1.7)	(76.2)	(5.3)	(10.5)
Short-term debt	—	—	(1.2)	(1.1)	—
Deferred revenue—long-term	(1.4)	—	—	(1.0)	—
Long-term debt and other long-term obligations	(0.3)	—	(8.3)	(2.4)	(2.3)

Fair value of net assets acquired	9.6	2.1	(90.5)	10.8	22.3
Less liabilities assumed	6.1	1.7	48.6	1.8	9.0

Subtotal	3.5	0.4	(139.1)	9.0	13.3
Acquired technology	8.6	0.9	19.1	1.6	12.3
Customer lists	30.5	1.4	90.9	4.9	3.3
Patents	—	—	11.1	—	—
Goodwill	80.5	4.1	194.4	10.5	29.8
Deferred tax liabilities	(14.8)	(0.9)	(46.0)	(2.5)	(5.9)

Acquisition price	$108.3	$5.9	$130.4	$23.5	$52.8

Cash paid	$108.3	$5.9	$130.4	$23.5	$52.8

        The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of these companies are included in the Company's consolidated statements of operations since the date of acquisition. Each acquisition consummated by the Company has resulted in a significant portion of the purchase price being allocated to goodwill. Factors that contributed to this include the nature of the business acquired, which did not have a significant amount of tangible net assets and the value created for the Company by expanding its product lines and customer base.

        The following unaudited pro forma results of operations data for the twelve months ended July 31, 2004 were prepared in accordance with SFAS 141 and assume the EXE acquisition occurred on August 1, 2003:

2004
(in millions, except per share amounts)
Total revenues	$662.8
Net income	12.2
Distributed earnings	81.5

Undistributed earnings	$(69.3)

Basic and diluted loss per common share	$(14.48)

Basic and diluted earnings per preferred share:
Distributed earnings	$27.17
Undistributed earnings	—

$27.17

NOTE F—CAPITALIZED SOFTWARE COSTS AND ACQUIRED TECHNOLOGY

        Capitalized software costs and acquired technology and accumulated amortization at July 31, 2005 and 2004 are as follows:

	July 31, 2005	July 31, 2004
	(in millions)
Total capitalized software and acquired technology costs	$57.8	$55.2
Less: Accumulated amortization	33.1	17.0

Capitalized software costs and acquired technology, net	$24.7	$38.2

Aggregate amortization expense (in millions):
Year ended July 31, 2005	$17.1

Year ended July 31, 2004	$13.3

Year ended July 31, 2003	$3.3

Estimated amortization expense (in millions):
Fiscal year ending July 31, 2006		$14.1
Fiscal year ending July 31, 2007		8.7
Fiscal year ending July 31, 2008		1.6
Fiscal year ending July 31, 2009		0.2
Fiscal year ending July 31, 2010		0.1
Fiscal year ending July 31, 2011 and thereafter		—

NOTE G—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following summarizes the carrying amounts of acquired intangible assets and related amortization as of July 31, 2005 and 2004 and related amortization expense:

	July 31, 2005
	Customer Lists	Patents
	(in millions)
Gross carrying amount	$161.3	$13.0
Less: Accumulated amortization	50.8	5.1

	$110.5	$7.9

	July 31, 2004
	Customer Lists	Patents
	(in millions)
Gross carrying amount	$161.3	$13.0
Less: Accumulated amortization	28.1	2.3

	$133.2	$10.7

Aggregate amortization expense (in millions):
Year ended July 31, 2005	$25.5

Year ended July 31, 2004	$23.4

Year ended July 31, 2003	$6.0

Estimated amortization expense (in millions):
Fiscal year ending July 31, 2006		$25.4
Fiscal year ending July 31, 2007		24.4
Fiscal year ending July 31, 2008		21.1
Fiscal year ending July 31, 2009		18.3
Fiscal year ending July 31, 2010		15.1
Fiscal year ending July 31, 2011 and thereafter		14.1

        The changes in the carrying amount of goodwill for fiscal 2005 are as follows (in millions):

	North America	Europe Middle East and Africa (EMEA)	Asia Pacific	Latin America	Total
Net balance, July 31, 2004	$186.3	$112.6	$23.4	$9.3	$331.6
Purchase price allocation adjustments—fiscal 2004 acquisitions	(0.6)	(0.8)	0.3	0.1	(1.0)
Working capital settlements	(2.9)	(0.8)	2.5	(1.4)	(2.6)
Deferred tax adjustments	(23.8)	(5.3)	(2.5)	(0.1)	(31.7)

Net balance, July 31, 2005	$159.0	$105.7	$23.7	$7.9	$296.3

        The changes in the carrying amount of goodwill for fiscal 2004 are as follows (in millions):

	North America	Europe Middle East and Africa (EMEA)	Asia Pacific	Latin America	Total
Net balance, July 31, 2003	$150.4	$135.7	$21.9	$6.6	$314.6
Fiscal 2004 acquisitions	44.8	10.2	3.0	1.0	59.0
Deferred tax adjustments	(10.6)	(40.2)	(3.3)	(0.5)	(54.6)
Working capital settlements	(0.3)	(0.7)	(0.2)	(0.1)	(1.3)
Purchase price allocation adjustments—fiscal 2003 acquisitions	2.0	7.6	2.0	2.3	13.9

Net balance, July 31, 2004	$186.3	$112.6	$23.4	$9.3	$331.6

NOTE H—INCOME TAXES

        The provision for income tax expense (benefit) consists of the following for fiscal 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Federal:
Current	$0.7	$—	$11.3
Deferred	13.0	(22.2)	(23.4)

Total Federal	13.7	(22.2)	(12.1)
State—Current	1.3	0.2	0.4
Foreign:
Current	3.4	1.1	2.6
Deferred	3.3	38.1	(1.5)

Total Foreign	6.7	39.2	1.1

Provision for income tax expense (benefit)	$21.7	$17.2	$(10.6)

        The effective income tax rate on income before provision (benefit) for income taxes differed from the U.S. federal statutory rate as follows in fiscal 2005, 2004 and 2003:

	2005	2004	2003
U.S. federal statutory rate	34.0%	34.0%	34.0%
Restoration of deferred tax assets which previously had a 100% valuation allowance	(9.6)	(9.7)	(54.8)
Losses for which no deferred tax benefit was recorded	11.8	30.2	6.1
Income available to offset against post-acquisition NOLs which have full valuation allowance	(3.9)	—	(4.5)
State taxes, net of federal benefit	3.3	(5.6)	(5.5)
Other, including foreign exchange and rate differentials	4.4	(1.1)	(0.7)

Effective tax rate	40.0%	47.8%	(25.4)%

        Significant components of deferred income taxes at July 31, 2005 and 2004 are as follows:

	July 31, 2005	July 31, 2004
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$1.9	$2.0
Accrued liabilities	7.5	5.0
Deferred revenues	17.7	8.3
Other	(0.4)	1.3

	26.7	16.6
Valuation allowance	(6.8)	(8.9)

Net current deferred tax assets	19.9	7.7

Noncurrent deferred tax assets (liabilities)
Goodwill	6.5	7.8
Intangible asset amortization	(17.5)	(30.1)
Restructuring costs	0.2	27.8
Domestic net operating losses	104.8	129.6
Foreign net operating losses	166.9	178.2
Capital loss carryforward	10.2	10.2
Executive compensation and stock options	8.3	7.6
AMT, foreign and other tax credits	9.6	3.3
Other	3.1	3.8

	292.1	338.2
Valuation allowance	(285.7)	(335.2)

Net noncurrent deferred tax assets	6.4	3.0

Total deferred tax assets	$26.3	$10.7

        The Company has net operating loss carryforwards ("NOLs") at July 31, 2005 for U.S. federal income tax purposes of approximately $276.0 million. The NOLs will expire over time through 2024. The utilization of a portion of these tax losses may be restricted under Section 382 of the Internal Revenue Code (the "Code") to the extent they relate to acquired businesses. Under Section 382 of the Code, if an ownership change occurs, such as an acquisition, the Company's ability to utilize NOLs may be subject to restriction. As of July 31, 2005, the Company had $244.0 million of NOLs which are related to acquired businesses which are subject to Section 382 restrictions, with an annual limit of $9.2 million available for use. Because of the annual utilization limit, some or all of these NOLs may expire unused if the Company does not generate sufficient taxable income to utilize them in future periods.

        The Company has NOLs from foreign subsidiaries of approximately $505.0 million at July 31, 2005. Of these carryforwards, $368.4 million expire at various dates through 2013, and the remaining $136.6 million may be carried forward indefinitely. The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside of the United States. Accordingly, no United States income tax on these earnings has been provided.

        At July 31, 2005, preacquisition NOLs were approximately $623.0 million. In addition, the Company has research and development, foreign tax credits and capital loss carryforwards of $36.7 million available, which expire at various dates through 2021.

        The Company evaluates the valuation allowance on a country-by-country basis. Prior to fiscal 2003, a valuation allowance was considered necessary on all deferred tax assets. At July 31, 2003, the Company determined that it is more likely than not that it will have future taxable income to utilize the deferred tax assets in certain tax jurisdictions. In these countries, the deferred tax valuation allowance was reduced or reversed upon that determination. Approximately $269.0 million of the valuation allowances as of July 31, 2005 related to deferred tax assets established in connection with acquisitions including NOLs subject to Section 382 limitation. Any subsequent reductions of this valuation allowance will be applied first to reduce goodwill or other non-current intangible assets of related acquired businesses. During fiscal 2005 and 2004, the Company reduced goodwill by $31.2 million and $54.6 million, respectively, for utilization of acquired deferred tax assets with full valuation allowances established at the acquisition date.

NOTE I—RESTRUCTURING

        In June 2004, in conjunction with the acquisition of the Marcam, the Company recorded a restructuring cost of $5.7 million. The costs related to the reduction of headcount by approximately 47 employees and eliminating costs associated with certain office space. This cost was recorded as a component of goodwill and was adjusted by $0.9 million in fiscal 2005. The following table summarizes the components of the restructuring accrual as of July 31, 2005 (in millions):

	2004 Restructuring Cost	Payments	Balance at July 31, 2004	Payments	Adjustments	Balance at July 31, 2005
Severance and benefits	$3.0	$(0.7)	$2.3	$(1.6)	$0.9	$1.6
Office space	2.7	—	2.7	(2.5)	—	0.2

	$5.7	$(0.7)	$5.0	$(4.1)	$0.9	$1.8

        The Company has accrued for or settled its remaining liabilities as of July 31, 2005.

        The Company recorded original restructuring costs of $9.0 million in fiscal 2004 in conjunction with the acquisition of EXE. The restructuring was done in order to eliminate duplicate facilities caused by the acquisition and costs to terminate certain contractual commitments. This cost was recorded as a component of the EXE goodwill balance and was reduced by $0.9 million in fiscal 2005. The following table summarizes the components of this restructuring accrual as of July 31, 2005 (in millions):

	2004 Restructuring Cost	Payments	Balance at July 31, 2004	Payments	Adjustments	Balance at July 31, 2005
Office space	$7.9	$(6.6)	$1.3	$(0.5)	$(0.8)	$—
Contractual commitments	1.1	(0.5)	0.6	(0.2)	(0.1)	0.3

	$9.0	$(7.1)	$1.9	$(0.7)	$(0.9)	$0.3

        The Company has accrued for or settled its remaining liabilities as of July 31, 2005.

        The Company's management approved restructuring plans in fiscal 2003, 2004 and 2005 to reduce the Company's operating expenses. Restructuring charges of $2.8 million, $3.1 million and $1.0 million were recorded in fiscal 2003, 2004 and 2005, respectively. The office space charge in fiscal 2005 relates to the remaining lease obligation for the former Chicago headquarters office space. The following table summarizes the components of this restructuring accrual as of July 31, 2005 (in millions):

	Fiscal 2003 Restructuring Charge	Payments	Balance at July 31, 2003	Fiscal 2004 Restructuring Charge	Payments	Adjustments	Balance at July 31, 2004
Severance and benefits	$2.8	$(1.0)	$1.8	$2.4	$(2.2)	$(0.3)	$1.7
Office space	—	—	—	0.7	(0.7)	—	—

	$2.8	$(1.0)	$1.8	$3.1	$(2.9)	$(0.3)	$1.7

	Balance at July 31, 2004	Fiscal 2005 Restructuring Charge	Payments	Adjustments	Balance at July 31, 2005
Severance and benefits	$1.7	$0.6	$(1.4)	$(0.4)	$0.5
Office space	—	0.4	(0.3)	(0.1)	—

	$1.7	$1.0	$(1.7)	$(0.5)	$0.5

        The remainder of these charges is expected to be paid or settled by July 2006.

        In July 2003, in conjunction with the acquisition of Baan, the Company recorded restructuring costs of $50.0 million. The charge included costs for the termination of approximately 800 employees, the shut down of facilities worldwide and costs to terminate certain contractual commitments and was recorded as a component of the Baan goodwill balance. For fiscal 2005, the office space and contractual commitments accrual adjustments include actual settlements for less than the amount previously accrued, of which $2.2 million was reflected as a restructuring benefit in the consolidated statement of income. Foreign exchange differences affected all accrual adjustment lines.

        The following table summaries the components of the restructuring accrual at July 31, 2005 (in millions):

	Fiscal 2003 Restructuring Cost	Payments	Balance At July 31, 2003	Payments	Adjustments	Balance At July 31, 2004
Severance and benefits	$33.0	$(0.6)	$32.4	$(28.1)	$1.4	$5.7
Office space	9.2	(0.1)	9.1	(3.7)	(3.1)	2.3
Contractual commitments	7.8	—	7.8	(9.2)	3.1	1.7

	$50.0	$(0.7)	$49.3	$(41.0)	$1.4	$9.7

	Balance At July 31, 2004	Payments	Adjustments	Balance at July 31, 2005
Severance and benefits	$5.7	$(5.5)	$0.2	$0.4
Office space	2.3	(0.7)	(1.3)	0.3
Contractual commitments	1.7	(1.0)	(0.3)	0.4

	$9.7	$(7.2)	$(1.4)	$1.1

        The Company has accrued for or settled its remaining liabilities at July 31, 2005.

NOTE J—ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

        Accounts payable and other accrued liabilities are comprised of the following as of July 31, 2005 and 2004:

	July 31, 2005	July 31, 2004
	(in millions)
Accounts payable	$32.1	$35.3
Accrued expenses	56.7	64.3
Other accrued liabilities	17.2	33.2

	$106.0	$132.8

NOTE K—LONG-TERM OBLIGATIONS

        Long-term debt consists of the following as of July 31, 2005 and 2004:

	July 31, 2005	July 31, 2004
	(in millions)
Senior unsecured notes—related parties(1)	$148.4	$—
Promissory notes—related parties	—	131.8
Subordinated promissory notes—related parties(1)	—	95.2

Promissory notes and subordinated promissory notes—related parties	148.4	227.0
Promissory notes—other	2.0	4.3
Subordinated convertible notes	12.0	12.0
Manditorily redeemable stock appreciation rights	—	2.3
Obligations under capital leases	0.2	0.6

Total long-term debt—other	14.2	19.2
Less: Current portion of long-term debt—other	1.6	2.7

Long-term debt—other, net of current portion	12.6	16.5

Total long-term debt	$161.0	$243.5

Total debt, including current portion of long-term debt(1)	$162.6	$246.2

(1)
Net of deferred financing fees of $3.4 million and $4.7 million as of July 31, 2005 and 2004, respectively.

        The following table summarizes the long-term debt at full redemption value, excluding capital lease obligations, outstanding at July 31, 2005 and maturing in the next five years (in millions):

Fiscal year ending July 31, 2006	$1.6
Fiscal year ending July 31, 2007	12.5
Fiscal year ending July 31, 2008	151.9
Fiscal year ending July 31, 2009	—
Fiscal year ending July 31, 2010	—

Total long-term obligations, excluding capital leases, maturing over the next five years	$166.0

Promissory Notes and Subordinated Promissory Notes—Related Parties

        On June 1, 2005, the Company used $81.2 million of proceeds from its IPO of common stock to repay a portion of the amount owed (excluding accrued and unpaid interest thereon) under the promissory notes issued on July 18, 2003 to Madeleine L.L.C. and investment entities affiliated with General Atlantic ("affiliated lenders") with an initial aggregate principal amount of $130.1 million, which was due on November 15, 2006. The Company modified the terms of its remaining $151.8 million of indebtedness owed to the affiliated lenders by entering into promissory notes having an interest rate of three-month LIBOR plus 2.75% adjusted quarterly, payable quarterly in arrears, with principal maturing June 1, 2008, and a senior unsecured ranking. These promissory notes do not subject the Company to any financial or other restrictive covenants likely to be contained in a debt instrument negotiated with an unaffiliated third party. See note T for a discussion of the repayment of the $151.8 million senior unsecured notes with the proceeds of a new $200.0 million term credit facility entered into with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, on September 22, 2005.

        On July 18, 2003, the Company borrowed an aggregate of $130.1 million under five identical promissory notes payable to the affiliated lenders discussed above, with a revised maturity date of November 15, 2006. Interest accrued at the rate of 1.23% per annum and was added to the principal balance until partially repaid and amended on June 1, 2005, as discussed above. The Company recorded imputed interest on these notes at 4.0% and 5.2% in fiscal 2005 and 2004, an average market rate of interest available from a third party. The Company recorded the excess over the stated interest rate as "additional paid-in capital". There were no covenants related to the promissory notes regarding the financial performance of the Company. The remaining principal and accrued but unpaid interest portion of this subordinated promissory note was included in the modified senior unsecured notes issued commensurate with the IPO.

        Promissory notes and subordinated promissory notes—related-parties consist of the following at July 31, 2005 and 2004 (in millions):

	2005	2004
Senior unsecured promissory notes—related parties	$151.8	$—
Promissory notes—related parties	—	131.8
8% subordinated promissory note payable to Madeleine L.L.C., due December 21, 2007	—	69.2
8% subordinated promissory note payable to Madeleine L.L.C., due December 18, 2008	—	23.0
8% subordinated promissory note payable to investment entities affiliated of General Atlantic LLC, due January 20, 2006	—	7.7
Unamortized financing fees	(3.4)	(4.7)

Promissory notes and subordinated promissory notes—related parties	$148.4	$227.0

        On January 20, 2004, the Company borrowed $7.7 million under subordinated promissory notes payable to five subsidiaries of one of its owners to meet general working capital needs. Interest on the notes is 8% per year and the notes will mature on January 20, 2006. Interest is paid on the last day of each month, therefore no interest was accrued at July 31, 2004. There are no restrictive covenants related to these notes, such as restrictions on paying dividends, making acquisitions, selling assets or requirements to achieve certain financial parameters. On November 17, 2004, the Company extended the maturity date to January 20, 2007. The principal portion of this subordinated promissory note was included in the modified senior unsecured notes issued on June 1, 2005.

        On December 19, 2003, the Company borrowed $23.0 million under a subordinated promissory note with one of its owners to partially fund the EXE acquisition. Interest on the facility is 8% per year and the loan will mature on December 18, 2005. The accrued interest at July 31, 2004 was $0.2 million. There are no restrictive covenants related to this debt. On November 17, 2004, the

Company extended the maturity date to December 18, 2006. The principal portion of this subordinated promissory note was included in the modified senior unsecured notes issued on June 1, 2005.

        On August 1, 2003, the Company borrowed $10.0 million at 8.0% annual interest under the working capital facility of the subordinated loan with Madeleine L.L.C., thereby increasing the aggregate amount outstanding under the subordinated promissory note at that time from $59.2 million to $69.2 million. There are no restrictive covenants related to this debt. The principal portion of approximately $69.2 million of this subordinated promissory note was included in the modified senior unsecured notes issued on June 1, 2005.

        On April 2, 2003, the Company amended certain terms of the subordinated promissory note originally dated December 19, 2002 to facilitate the issuance of Current Preferred Stock and extend the maturity date to December 2007. The Company used $39.2 million of the $75.0 million proceeds from the issuance of Current Preferred Stock to partially repay this loan and $35.8 million to repay the then existing credit facility and letter of credit. The balance outstanding as of July 31, 2004 was $69.2 million. This balance is offset by financing fees of $6.7 million that were paid to the lender. These amounts are being amortized over the life of the subordinated promissory note. Amortization of fees was $1.3 million in fiscal 2005 and 2004 and $0.7 million in fiscal 2003. The unamortized balance was $3.4 million and $4.7 million at July 31, 2005 and 2004, respectively.

        On December 19, 2002, the Company entered into a subordinated loan with Madeleine L.L.C., a subsidiary of one of the Company's owners. The initial proceeds of $116.4 million were used primarily to acquire Infinium, to repay a $25.7 million subordinated note dated April 5, 2002, and to provide a $10.0 million working capital facility. Interest of 8% per annum is payable monthly. The loan contains an "Agreement to Subordinate" the rights of the lender if the Company issues "Senior Indebtedness" at some point in the future. Eight million dollars of this loan was repaid in December 2002, leaving a balance of $108.4 million outstanding at December 31, 2002. There are no covenants regarding the financial performance of the Company. The principal portion of this subordinated loan remaining was included in the modified senior unsecured notes issued on June 1, 2005.

          Other Long-term Debt

          Mandatorily redeemable stock appreciation rights

        On February 1, 2004, the Company renegotiated the EXE Dallas lease in order to terminate its obligations to lease unoccupied space in exchange for $6.0 million in cash and stock appreciation rights. The stock appreciation rights entitled the holder to 127,281 shares of the Company's common stock, subject to antidilution adjustment, upon consummation of an initial public offering. The Company had presented this obligation as long-term debt at fair value as of July 31, 2004 since it was mandatorily redeemable until the IPO, when it was converted into 127,281 shares of common stock. As the stock appreciation rights were mandatorily redeemable at $2.5 million and had no stated interest rate, the Company discounted the $2.5 million at 5% per annum ($2.4 million at May 31, 2005 and $2.3 million at July 31, 2004) and recorded interest expense monthly. The balance was reclassified to stockholders' equity upon consummation of the IPO.

  Subordinated convertible notes

        On June 4, 2004, the Company purchased substantially all of the assets of Arzoon for an aggregate purchase price of $14.0 million. Of the $14.0 million, $2.0 million was paid in cash and the remaining $12.0 million was paid by issuing notes convertible into the Company's common stock to Arzoon and certain investors in Arzoon. The interest rate on the notes is 5% per annum, payable quarterly in arrears on the first day of each calendar quarter, until maturity, conversion or repayment. The maturity date on the promissory notes is June 4, 2007. Upon an initial public offering, each noteholder had the right to convert any portion of the amount then outstanding on such note into shares of our common stock at a conversion price of $19.64 per share, subject to antidilution adjustment. No note holders converted any portion of the notes into shares of the Company's common stock upon the consummation of the IPO.

  Promissory notes—other

        In March 2004, the Company issued a promissory note in the principal amount of $3.6 million as payment for our early termination of a lease for an Elevon facility in San Francisco, California. The promissory note is payable in 36 equal monthly installments of $100,000. As the note has no stated interest rate, the Company discounted this note at 8% per annum to $3.2 million ($1.6 million and $2.6 million outstanding balance at July 31, 2005 and 2004, respectively) and is recording interest expense on the payments monthly.

        On October 31, 2003, the Company issued a promissory note in the principal amount of approximately $2.8 million as payment for our early termination of a lease for a Baan facility in Herndon, Virginia. The promissory note is payable in 25 equal monthly installments of $110,000. As the note has no stated interest rate, the Company discounted the note at 8% per annum to $2.5 million ($0.4 million and $1.7 million at July 31, 2005 and 2004, respectively) and record interest expense on the payments monthly.

        Aggregate retirements for promissory notes—other during the next five years are as follows (in millions):

Fiscal year ending July 31, 2006	$1.6
Fiscal year ending July 31, 2007	0.5

Total amount of subordinated loans—other maturing in the next five years	$2.1

Standby Letter of Credit and Restricted Cash

        On May 6, 2003, the Company obtained a $1.2 million Standby Letter of Credit from a commercial bank and pledged $1.3 million in cash collateral (restricted cash) to replace an expiring Letter of Credit. The Letter of Credit renews annually at a reduced amount until the final expiration in July 2010. The amount of the cash collateral was $1.0 million at July 31, 2004.

        On February 4, 2005, the Company amended its existing standby letter of credit to $2.2 million and increased the corresponding pledged collateral (restricted cash) to $2.2 million. This letter of credit renews annually at a reduced amount until the final expiration in March 2016. The obligation and related restricted cash balance will be $2.2 million through March 2007, unless amended. In addition, we pledged approximately $2.4 million of additional collateral (restricted cash) for a surety bond to be in place approximately one year.

Capital Lease Obligations

        Capital lease obligations represent the present value of future payments under capital leases for computer equipment. At July 31, 2005 and 2004, the Company had recorded $1.8 million and $1.9 million, respectively, in assets under capital lease and $1.5 million and $1.3 million, respectively, in related accumulated amortization. Amortization of assets under capital leases is included in depreciation and amortization expense.

  Other Long-term Obligations

  Warrants

        On May 21, 2004, the Company entered into a three-year Master Relationship Agreement (MRA) with IBM. In connection with the MRA, the Company issued a warrant to IBM on June 1, 2004 to purchase an amount of common stock equal to $1.0 million divided by the price at which the Company's common stock will be sold in an IPO of the Company's common stock or, if an IPO is not consummated, $19.64. The warrant vests over one year and expires at the earlier of (i) five years or (ii) six months from the date of termination of the MRA. The Company will record sales and marketing expense over the term of the MRA for the fair value of the warrant of $0.9 million. The warrant was presented as a long-term liability, net of the unamortized expense, due to the holder's put right at July 31, 2004. As the warrant had no stated interest rate, the Company discounted the $1.0 million warrant at 5% per annum ($0.9 million at July 31, 2004) and recorded interest expense monthly. The long-term liability, net of the unamortized portion, at July 31, 2004 was $0.1 million. Upon consummation of the IPO, the Company issued 90,909 warrants at $11.00 per common share and the balance was reclassified to "additional paid-in capital" upon expiration of the holders' put rights.

NOTE L—CAPITAL TRANSACTIONS

Current Structure

        On May 26, 2005, the Company sold 9,000,000 shares of common stock at $11.00 per common share in an IPO. The net proceeds of $86.1 million (gross proceeds of $99.0 million less expenses of $12.9 million for the offering) were used to repay $81.2 million of the amount owed (excluding accrued and unpaid interest thereon) under the promissory notes issued on July 18, 2003 to Madeleine L.L.C., and investment entities affiliated with General Atlantic, in the aggregate principal amount of $130.1 million, which were due on November 15, 2006 and accrued interest at a rate of 1.23% per annum, with the remaining $4.9 million retained for general working capital purposes. On June 16, 2005, the underwriters of the IPO exercised the over-allotment option to purchase 1,350,000 shares of common stock at the IPO price of $11.00 per share. The net proceeds of $13.8 million (gross proceeds of $14.8 million less underwriting discount of $1.0 million) will be retained for general working capital purposes. As of July 31, 2005, Cerberus and General Atlantic owned 63.4% and 23.2%, respectively, of our outstanding common stock.

        On March 30, 2005, the Board of Directors authorized a 14.5-for-1 stock split of the outstanding shares of common stock, which was effected April 4, 2005. All references to common stock amounts, shares and per share data and the conversion price of preferred stock included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split. Also on March 30, 2005, the Board of Directors also authorized an increase in the number of authorized shares of Common Stock of the Company to 450,000,000 and the number of authorized shares of preferred stock, par value $0.01 per share, to 125,000,000, of which 3,000,000 shares were designated the Series A Convertible Preferred Stock. The number of authorized shares of convertible preferred stock was increased on April 4, 2005. All 3,000,000 shares of Series A Convertible Preferred Stock and related accumulated dividends converted into 52.75 million shares of common stock commensurate with the IPO. See note D regarding the impacts of the IPO related to the Company's common stock.

Previous Structure

        On April 2, 2003, the Company sold a 25% interest in the Company for $75.0 million to investment entities affiliated with General Atlantic under a Stock Purchase Agreement, in consideration of issuance of 750,000 shares of preferred stock (which will be referred to as "Current Preferred Stock" in these financial statements to distinguish from the similarly named shares which existed prior to April 2, 2003, referred to as "Original Series A Preferred Stock"). The Stock Purchase Agreement required that the Company use the proceeds from the sale of the Current Preferred Stock to repay all amounts borrowed under the prior credit facility, with interest, and the balance to be used to reduce the amounts borrowed under the $125.0 million subordinated promissory note payable to Madeleine, L.L.C. dated December 19, 2002. In addition, in conjunction with this agreement, the then existing stockholder agreed to exchange its 150,000 shares of Original Series A Preferred Stock with a book value of $22.2 million, 8,700,000 shares of common stock, certain rights under a rights agreement, warrants to purchase existing common stock and $10.0 million of outstanding indebtedness under the subordinated promissory note in exchange for the issuance of 2,250,000 shares of Current Preferred Stock. The Current Preferred Stock of the existing shareholders, which represents a 75% interest in the Company, was recorded at book value of the Original Series A Preferred Stock plus the $10.0 million in converted debt less $0.3 in related legal expenses.

        The stockholders entered into a Stockholders Agreement dated April 2, 2003. The Stockholders Agreement restricted the transfer of shares of common stock, Current Preferred Stock or any common stock equivalent and provided for, among other things, first refusal, tag-along, drag-along and preemptive rights, corporate governance rights and obligations and certain other rights and conditions.

        The Company's Certificate of Incorporation was amended on April 2, 2003. The Second Amended and Restated Certificate of Incorporation designated two classes of stock, common stock and preferred stock. There are 12,000,000 pre-split shares of common stock, $0.01 par value, authorized, of which none are issued at that date, and 4,000,000 shares of preferred stock authorized, $0.01 par value, of which 3,000,000 shares are issued as Series A Convertible Preferred Stock ("Current Preferred Stock"). The Current Preferred Stock ranked senior with respect to the payment of (1) the liquidation payment in the event of a liquidation, (2) the sale payment in the event of a sale transaction, (3) dividends and (4) all other rights preferences and privileges to all classes of common stock. The holders of common stock and the Current Preferred Stock (as if such shares had been converted into common stock) were entitled to receive ratably, with the holders of the Current Preferred Stock, any dividends that may be declared on the common stock from time to time by the Board of Directors provided, however, that the Board of Directors may not declare any dividends on the common stock until all accrued and unpaid dividends on the Current Preferred Stock have been paid. The stockholders had voting rights, and, were required to approve certain actions including, but not limited to, mergers, acquisitions, creation of indebtedness and payment of dividends or other distributions. Dividends on the Current Preferred Stock accrued at an annual rate equal to 9% of the Current Preferred Stock's accreted value until the IPO, which was equal to, per share, $6.90 (subject to adjustment as defined), plus the amount of dividends which have accrued and not been paid. The dividends compounded quarterly. The Current Preferred Stock holders had the right, at their option, at any time, to convert any or all of their Current Preferred Stock into the number of shares of common stock equal to (1) the number of Current Preferred Stock shares being converted multiplied by (2) the quotient of (a) the sum of the accreted value plus all dividends accrued but unpaid since the previous compounding date, divided by (b) the conversion price of $6.90 per share, subject to adjustment. Upon the closing of the IPO, all the shares of the Current Preferred Stock automatically converted into 52,754,766 shares of common stock, with the outstanding preferred stock converted into 43,500,000 common shares and the accrued, unpaid dividends converted into 9,254,776 shares of common stock at the aforementioned conversion ratio.

        Dividends were accrued on the Current Preferred Stock totaling $26.0 million and $28.8 million for fiscal 2005 and 2004, respectively. Approximately $63.9 million of Current Preferred Stock accumulated dividends at May 31, 2005 were converted into common stock commensurate with the IPO, while Current Preferred Stock accumulated dividends totaled $37.9 million at July 31, 2004.

        Dividends on the preferred stock accrued at a stated, annual rate equal to 9% of the Current Preferred Stock accreted value, compounding on a quarterly basis. On April 2, 2003, the date the Current Preferred Stock was issued, through June 4, 2004, a majority of the preferred stockholders had the right to require that the Company pay all or a portion of these dividends in cash, to the extent that funds were legally available for such purposes. On June 4, 2004, the Company amended its Certificate of Incorporation to clarify that these dividends are only to be calculated and accrued as a change in the accreted value of the preferred stock, eliminating the ability to pay these dividends in cash (except in the event of a liquidation or, in certain circumstances, sale of the Company), while retaining the ability to pay additional dividends in cash. None of these preferred stock dividends were paid in cash.

        The Company recorded preferred stock dividends based on their fair value at each reporting period because, prior to the amendment of the Company's Certificate of Incorporation on June 4, 2004, such dividends were payable either in cash or in common stock upon conversion of the Current Preferred Stock into common stock. The Company did not reach a "commitment date" for accounting purposes to determine the fixed value of the preferred stock dividends until the sole form of the preferred stock dividend payment was specified on June 4, 2004. The fair value of the common stock on June 4, 2004, the commitment date, was $16.50 per share. Through the commitment date, the preferred stock dividends were recorded at the stated amount plus an amount in excess of the stated amount if the fair value of the common stock underlying the preferred stock dividend at the relevant reporting period exceeded the stated amount. Subsequent to the commitment date, the preferred stock dividends in excess of the stated amount were recorded based on the fair value of the Company's common stock at the commitment date, which exceeded the stated amount of the preferred stock dividend. This resulted in the amount of $52.7 million as of July 31, 2004, with an additional $36.2 million accrued in fiscal 2005 to $88.9 million as of May 31, 2005. The Company has recognized these amounts in the Consolidated Statements of Operations, Consolidated Balance Sheets and the Consolidated Statement of Changes in Stockholders' Equity as of and for the years ended July 31, 2005 and 2004. This included preferred stock dividends in excess of the stated amount accrued both before and after the June 4, 2004 commitment date. The Company did not record any preferred stock dividends in excess of the stated amount for the year ended July 31, 2003 because the Company determined that the fair value of the Company's common stock underlying the preferred stock dividend was less than the stated amount of the preferred stock dividend during such period.

        On February 25, 2004, the Company filed an amendment to its Certificate of Incorporation that reclassified each share of Current Preferred Stock outstanding at the time of the amendment into one share of Current Preferred Stock and 1.595 shares of common stock, which resulted in the issuance of approximately 4,785,000 shares of common stock.

Original Structure

        On April 10, 2000, the Company was incorporated and capitalized through the authorization of 1,000 shares of common stock. On July 28, 2000, the certificate of incorporation was amended and restated to authorize 5,000,000 shares of common stock and 415,000 shares of preferred stock, of which 206,065 shares were initially designated as Original Series A Preferred Stock.

        On July 31, 2000, the Company issued 150,000 shares of Original Series A Preferred Stock, 8,700,000 shares of common stock, a warrant to purchase up to 2,900,000 shares of common stock at an exercise price of $0.01 per share (the "Investor Warrant"), an antidilution warrant to purchase up to 8,700,000 shares of common stock at an exercise price of $0.01 per share (the "Investor Antidilution Warrant") and an antidilution warrant to acquire 19,780,233 shares of common stock (the "Senior Lender Antidilution Warrant"). The Senior Lender Antidilution Warrant was exercisable from July 31, 2000 to July 31, 2005. Funds and accounts managed by Cerberus purchased these shares and warrants for $15.0 million. Since all of the warrants were determined to have no material value associated with them at issuance, all of the proceeds were allocated to the Original Series A Preferred Stock.

        The shares of Original Series A Preferred Stock had a liquidation preference of $6.90 per share plus any accrued dividends. The Original Series A Preferred Stock accrued dividends, payable quarterly in arrears in stock or in cash at the option of the Company, at an annual rate of 15% of the liquidation price per share. The Series A Preferred Stockholders could elect to redeem all of their shares on or after July 31, 2005. Dividends were accrued totaling $2.0 million, $2.1 million and $2.5 million for fiscal 2003, 2002 and 2001, respectively. Accumulated dividends totaled $5.1 million at July 31, 2002. During the period from August 1, 2000 to April 2, 2003, the Company had not paid cash or issued any Original Series A Preferred Stock shares for the dividends accrued.

        On July 31, 2000, the Company issued 2,900,000 shares of common stock and an antidilution warrant to purchase up to 2,900,000 shares of common stock at an exercise price of $0.01 per share (the "Management Firm Antidilution Warrant") to induce a certain management firm to enter into a management services agreement. The Management Firm Antidilution Warrant did not become exercisable until the Investor Warrant has been exercised.

        Pursuant to the Asset Purchase Agreement dated July 31, 2000, whereby the Company acquired substantially all of the assets of System Software Associates, Inc., the bankruptcy trustee, the Company issued System Software Associates, Inc., rights to purchase an aggregate of 3,625,000 shares of common stock, representing a 25% interest in the initial common equity of the Company, and 53,565 shares of Original Series A Preferred Stock (the "Stock Rights") at a price of $8.28 per share. Each right consisted of 67.667 shares of common stock and one share of preferred stock. The purchase price of each right was $8.28.

        On July 31, 2000, the equity structure of the Company was as follows (in shares):

	Common Stock	Preferred Stock	Warrants For Common Stock	Antidilution Warrants for Common Stock	Senior Lender Antidilution Warrants for Common Stock	Common Stock Rights	Preferred Stock Rights
Majority shareholder	8,700,000	150,000	2,900,000	8,700,000	19,780,233
Management firm	2,900,000			2,900,000
Bankruptcy trustee	2,900,000					3,625,000	53,565

*
Shares were unissued but classified as to be issued.

        On May 8, 2002, the majority shareholder of the Company, Cerberus, acquired 2,900,000 common shares and the Management Firm Antidilution Warrant held by a management firm, which represented a 20% ownership interest. Cerberus paid $2.0 million for this 20% interest. After the transaction, Cerberus became an 80% owner of the Company.

        On January 3, 2003, Cerberus paid System Software Associates, Inc., the bankruptcy trustee, $5.5 million to purchase the final 20% interest consisting of 2,900,000 shares of unissued common stock and the Stock Rights.

        Since the January 3, 2003 transaction made Cerberus the sole shareholder of the Company, the Company treated both transactions as a step acquisition to be "pushed down" to the Company, in accordance with EITF D-97, "Push-down Accounting."For the May 8, 2002 transaction, the purchase price of $2.0 million was added to $12.1 million, 20% of the estimated net liabilities at the date of acquisition representing a 20% interest in the Company, to arrive at an excess of purchase price over fair value of $14.1 million. The fair value assigned to customer lists and software licenses was $2.9 million and $0.7 million, respectively. The balance of $10.5 million was recorded as goodwill. For the January 3, 2003 transaction, the purchase price of $5.5 million was added to $9.1 million, 20% of the estimated net liabilities at the date of acquisition representing a 20% interest in the Company, to arrive at an excess of purchase price over fair value of $14.6 million. The fair value assigned to customer lists and software licenses was $3.0 million and $0.7 million, respectively. The balance of $10.9 million was recorded as goodwill. These entries were recorded at January 3, 2003 when Cerberus acquired the final 20% interest and became the sole shareholder.

        All of the equity instruments, including common stock, Original Series A Preferred Stock, Investor Warrant, Investor Antidilution Warrant, Senior Lender Antidilution Warrant, Management Firm Antidilution Warrant and Stock Rights were cancelled on April 2, 2003 in conjunction with a securities exchange agreement.

NOTE M—STOCK-BASED COMPENSATION

        The SSA Global Technologies, Inc. 2003 Equity Incentive Plan ("2003 Plan" or the "Plan") became effective on July 31, 2003, the date the Plan was adopted by the Board of Directors and approved by the shareholders of the Company. The Plan provides for the granting of incentive stock options and nonqualified stock options to certain directors, officers and employees of and consultants to the Company or its subsidiaries.

        A committee of the Board of Directors administers the Plan and determines the terms of options granted, including the exercise price, the number of shares subject to individual option awards and the vesting period of options. The exercise price of incentive stock options cannot be less than 100% of fair market value of the common shares on the date of grant or, in the case of incentive stock options granted to holders of more than 10% of voting power, 110% of fair market value of the common shares on the date of grant. The Company may issue nonqualified stock options at an exercise price less than the fair value on the date of grant. The term of the incentive stock options cannot exceed 10 years, and the term of an incentive stock option granted to a holder of more than 10% of voting power cannot exceed 5 years. The Board of Directors may not amend, modify, or terminate the Plan if the amendment, modification or termination would impair the rights of option holders, without the option holder's prior written consent. The 2003 Plan will terminate on July 15, 2013 unless terminated earlier by the Board of Directors.

        Generally, options under the plan vest ratably from the date of grant over a four-year service period. However, in some circumstances, options may be granted that do not provide for ratable vesting, but rather vest in full at the end of a specified service period. In addition, 7,639,064 options granted at July 31, 2003 were 58% vested at that date and the vesting period for the remaining 42% of these options ends in December 2006. In the event of a change in control, as defined in the Plan, vesting is generally accelerated and any restrictions lapse immediately prior to the effective date of the change in control in the event a replacement plan or award is not provided by the successor.

        Except as otherwise provided in the award agreement, no option may be exercised more than 90 days after a participant's employment or other service arrangement with the Company terminates for any reason other than death or disability or more than one year after a participant's employment terminates for reason of death or disability.

        The options had transferability restrictions on shares received upon options exercised such that prior to an IPO each optionee could only sell, assign, gift, transfer or dispose of the option shares to the Company. In addition, each of the option agreements provided that, prior to an IPO, until the fourth anniversary of the original grant date, the Company had a call option to repurchase the shares if an optionee's employment is terminated.

        The Board of Directors authorized 8,700,000 shares available for option grant and granted 8,211,727 options on July 31, 2003. The majority of the options granted were 58% vested at July 31, 2003. Due to the transferability and termination provisions, absent an IPO, the options effectively would have vested in full on December 31, 2006. The Company recorded approximately $32.1 million of deferred stock compensation expense at July 31, 2003, for the difference between the $6.34 fair value of the common shares and the $2.06 exercise price of certain of the options granted. The Company has recorded this amount as compensation expense over the vesting period of forty-one months.

        The intrinsic value per share is being recognized as compensation expense over the applicable vesting period. The fair value of the common stock for option grants prior to the IPO was determined by management contemporaneously with the grants.

        The transferability provisions and the Company's call option terminated effective with the IPO. When the IPO was completed, the Company recorded non-cash, non-recurring compensation expense of approximately $8.6 million to "catch-up" to the actual vested position of the stock options at such time.

        On August 31, 2004 the Board of Directors authorized a further 3,625,000 shares available for option grant and on October 18, 2004 the Board of Directors authorized a further 7,250,000 shares available for option grant.

        Additional information regarding options is as follows:

	Options	Weighted Average Exercise Price
Granted and outstanding at July 31, 2003	8,211,727	$2.36
Granted	1,998,883	14.77
Exercised	—	—
Cancelled	(102,428)	7.34

Outstanding at July 31, 2004	10,108,182	4.76
Granted	2,998,225	11.48
Exercised	(17,258)	2.06
Cancelled	(156,555)	14.80

Outstanding at July 31, 2005	12,932,594	$6.20

        The following table summarizes the options outstanding as of July 31, 2005:

		Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.06	7,589,071	8.00	$2.06	6,245,173	$2.06
6.29	572,663	8.00	6.29	310,192	6.29
9.51	379,232	8.13	9.51	177,358	9.51
11.00	1,940,175	9.82	11.00	80,841	11.00
12.39	1,040,000	9.95	12.39	—	12.39
15.24	145,000	8.64	15.24	47,599	15.24
16.50	1,266,453	8.88	16.50	342,998	16.50

	12,932,594	8.53	$6.20	7,204,161	$3.30

        For purposes of calculating the compensation costs consistent with SFAS 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004 and 2003:

	2005	2004	2003
Expected volatility	76%	(1)	(1)
Expected dividend yield	—%	—%	—%
Expected risk-free interest rate	3.89%	3.70%	3.17%
Expected life of options	6 years	5 years	5 years

(1)
Options granted prior to June 4, 2004, the Company's initial filing date for the offering, used a "minimum value" for the fair value of the options (volatility of zero), as permissible for a nonpublic entity. The fair value of options granted after June 4, 2004 includes expected volatility as the Company meets the definition of a public entity for SFAS 123 purposes. For options granted on June 15, 2004 or later, the fair value of the options granted was determined using an expected volatility of 81%, as determined for a comparative group of companies.

        The weighted-average fair value of options granted in fiscal 2005, 2004 and 2003 was $7.87, $8.09 and $4.27, respectively.

Termination provision of employment agreement

        On July 31, 2003, the Company entered into an agreement with Michael Greenough, its President and Chief Executive Officer, whereby Mr. Greenough was entitled to receive a deferred bonus payment if he terminated his employment without "good reason" (as defined in the employment agreement) prior to January 3, 2007. The deferred bonus payment is the lesser of (a) the fair market value of five percent of our outstanding common stock or (b) (i) $5.0 million, if Mr. Greenough terminates his employment on or before January 3, 2005; (ii) $7.0 million, if Mr. Greenough terminates his employment after January 3, 2005, but on or before January 3, 2006; and (iii) $9.0 million, if Mr. Greenough terminates his employment after January 3, 2006, but on or before January 3, 2007.

        If Mr. Greenough terminated his employment without good reason prior to January 3, 2007, or was terminated by us for cause at any time, and, in each case, such termination occurred before the Company's initial public offering, the Company would have the right to purchase all shares he has acquired under the option award at the price paid by him for such shares.

        Effective upon the consummation of the IPO in the fourth quarter of fiscal 2005, Mr. Greenough's employment agreement was amended to eliminate his right to receive a deferred bonus payment in exchange for a one-time payment of approximately $1.0 million. In addition, the $7.8 million of expenses accrued as of May 31, 2005 for Mr. Greenough's deferred bonus payment were reversed and recorded as a reduction of general and administrative expenses. Approximately $5.5 million, in aggregate, was paid to Mr. Greenough and to certain members of management, as a special bonus upon the consummation of the IPO. The net fiscal 2005 expense impact was as follows:

	Deferred Payment Accrual Elimination	IPO-related Payments	Total
Cost of revenues—Cost of support, services and other	$—	$0.2	$0.2
Sales and marketing	—	1.5	1.5
Research and development	—	0.2	0.2
General and administrative	(7.8)	4.6	(3.2)

	$(7.8)	$6.5	$(1.3)

NOTE N—COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities under non-cancelable operating leases, which generally require the Company to pay operating costs, including property taxes, insurance and maintenance. The Company also leases certain computer equipment under noncancelable operating leases. Rent expense under such leases aggregated approximately $20.4 million, $21.8 million and $13.3 million in fiscal 2005, 2004 and 2003, respectively.

        Future minimum annual rental commitments under noncancelable operating leases are as follows (in millions):

Fiscal year ended July 31, 2006	$16.7
Fiscal year ended July 31, 2007	13.1
Fiscal year ended July 31, 2008	9.8
Fiscal year ended July 31, 2009	6.8
Fiscal year ended July 31, 2010	4.9
Fiscal year ended July 31, 2011 and thereafter	21.3

$72.6

        Minimum annual sublease rental income commitments are as follows (in millions):

Fiscal year ended July 31, 2006	$0.2
Fiscal year ended July 31, 2007	0.2
Fiscal year ended July 31, 2008	0.2
Fiscal year ended July 31, 2009	0.2
Fiscal year ended July 31, 2010	0.1
Fiscal year ended July 31, 2011 and thereafter	0.4

$1.3

        Certain of the Company's Baan subsidiaries are party to certain labor and product liability litigation, substantially all of which was commenced prior to acquisition. In accordance with SFAS 5, "Accounting for Contingencies," the Company has accrued $14.0 million as of July 31, 2005 for the litigation and related legal fees where the Company believes a loss is probable and reasonably estimable. The Company believes it has good defenses in connection with many of these claims and intends to vigorously contest such claims or seek to reach settlements to the extent appropriate.

        On February 27, 2004, Peavey Electronics Corporation ("Peavey") filed a complaint in the Circuit Court of Lauderdale County, Mississippi against Baan U.S.A., Inc., ("Baan USA"). The complaint includes claims that Baan USA breached its warranties and obligations under the software license and support agreement and the professional services agreement entered into by the parties. In addition, the complaint includes claims of fraud, fraudulent misrepresentation and negligent misrepresentation against Baan USA. These claims are based on allegations by Peavey of defects and deficiencies in, and failed implementation of, Baan USA's software. Peavey's complaint asserts losses of $28.5 million, which Peavey claims is the amount spent by Peavey on the software and implementation, including license and consulting fees, and seeks punitive damages, in an unspecified amount, interest and attorneys' fees. On April 1, 2004, Baan USA filed a motion to dismiss Peavey's complaint, which the Court granted in part, as well as an answer to the complaint claiming a number of defenses. On September 13, 2005, the Court entered judgment dismissing claims for fraud, fraudulent misrepresentation, negligent misrepresentation, breach of the duty of good faith and fair dealing and money had and received. The Court found that each of these claims is barred by the applicable statute of limitation. The parties participated in Court ordered non-binding mediation on October 10th and 11th, 2005. The parties did not reach a settlement during that mediation. We believe several of Peavey's remaining claims are also barred by the statute of limitations. In addition, we have evidence that, in our view, suggests that there were no defects or deficiencies in the software and consulting services provided to Peavey from Baan USA which could have caused the damages alleged by Peavey, and we believe that any such damages were caused by actions taken by Peavey to alter the Baan USA software. Accordingly, we believe Baan USA has meritorious defenses in connection with the claims alleged by Peavey and intends to vigorously contest such claims. The Company has not recorded any reserves associated with this case.

        On June 30, 2005, Fuji Electric Holdings and Fuji Electric Systems (collectively "Fuji"), companies located in Japan initiated litigation in Japan against Baan Japan Co LTD. ("Baan Japan"), a Company subsidiary located in Japan, alleging breach by Baan Japan of certain contract commitments set forth in a Software License Agreement, dated September 2002, and related documents (collectively

"Agreements"). On August 11, 2005, SSA Japan KK, a Japanese entity and Company subsidiary, filed a separate lawsuit in the state of California against Fuji Electric Systems, alleging breach by Fuji Electric Systems of certain payment obligations arising under the Agreements. Thereafter, on September 29, 2005, after discussion between the respective parties and their attorneys regarding the allegations, the parties reached a settlement to the combined litigation pursuant to which the complaints have been dismissed. Pursuant to the settlement, Fuji remains a licensee and distributor of Baan products and Baan Japan agreed to pay to Fuji the sum of 66 million yen (approximately US$600,000); such amount was accrued as of July 31, 2005 and will be paid in four equal payments on a quarterly basis beginning October 31, 2005.

        The Company is and may from time to time in the future become subject to certain other legal proceedings and claims which arise in the normal course of business. These routine litigation matters are settled or defended, depending on the circumstances of each claim. While any legal proceeding has elements of uncertainty, the Company does not believe, based on historical experience and current facts, that the amount of any liability incurred in connection with these types of claims would have a material effect on the Company's financial condition or on the results of the Company's operations.

NOTE O—GEOGRAPHIC SEGMENTS AND ACQUIRED COMPANY INFORMATION

        The Company's chief operating decision maker is its President and CEO. While the President and CEO is apprised of a variety of financial metrics and information, the Company is principally managed on a geographic basis in terms of revenue and segment profit performance. The Company's four geographic business segments are: North America, which consists of the United States and Canada, Europe, Middle East and Africa (EMEA), Asia Pacific, which consists of Asia, the Pacific Rim and Japan, and Latin America, which consists of Mexico and Central and South America. Each segment derives its revenue from licensing enterprise application software and through providing support and services to customers. Assets are not identified with geographic segments, except for long-lived tangible assets managed within each region, because the President and CEO does not evaluate that information to make resource allocation decisions.

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

        Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

        The following tables present summary operating information by geographic segment for 2005, 2004 and 2003:

	Fiscal Year Ended July 31, 2005
	North America	Europe, Middle East and Africa (EMEA)	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$314.7	$280.3	$84.1	$32.7	$711.8
Segment profit	$151.0	$51.8	$11.3	$2.5	$216.6
Corporate expenses					(81.9)
Depreciation, amortization and stock option amortization					(67.5)

Consolidated operating income					$67.2

	Fiscal Year Ended July 31, 2004
	North America	Europe, Middle East and Africa (EMEA)	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$271.0	$243.7	$86.5	$35.3	$636.5
Segment profit	$124.4	$40.4	$16.2	$8.3	$189.3
Corporate expenses					(86.1)
Depreciation, amortization and stock option amortization					(54.2)

Consolidated operating income					$49.0

	Fiscal Year Ended July 31, 2003
	North America	Europe, Middle East and Africa (EMEA)	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$140.2	$91.9	$47.1	$17.4	$296.6
Segment profit	$78.4	$25.1	$10.6	$4.0	$118.1
Corporate expenses					(55.4)
Depreciation, amortization and stock option amortization					(11.7)

Consolidated operating income					$51.0

        Revenue attributable to the United States was $292.6 million, $254.9 million and $132.5 million in fiscal 2005, 2004 and 2003, respectively.

        Under the enterprise-wide disclosure requirements of SFAS 131, total revenues by acquired company are as follows for fiscal 2005, 2004 and 2003:

	2005	2004	2003
	(in millions)
Revenues by acquired company
SSA Core (1)	$611.1	$227.0	$255.1
Fiscal 2003 acquisitions	—	358.2	41.5
Fiscal 2004 acquisitions	100.7	51.3	—

Total revenues	$711.8	$636.5	$296.6

(1)
Product lines owned for the entire current and prior fiscal year.

        Selected financial results for each acquisition are tracked for a complete year following the year of acquisition.

        Under the enterprise-wide disclosure requirements of SFAS 131, total long-lived tangible assets by major geographic region reflect the long-lived tangible assets managed within each region. Total long-lived tangible assets by major geographic region are as follows as of July 31, 2005 and 2004:

	July 31, 2005	July 31, 2004
	(in millions)
Long-lived tangible assets
United States	$9.8	$6.8
Canada	0.2	0.1

Total North America	10.0	6.9
Europe, Middle East and Africa (EMEA)	5.0	3.8
Asia — Pacific	1.9	2.4
Latin America	1.4	1.1

Total long-lived tangible assets	$18.3	$14.2

        No single customer accounted for 10% or more of the consolidated revenues of the Company in fiscal 2005, 2004 or 2003.

NOTE P—EMPLOYEE RETIREMENT PLANS

        The Company has a savings and profit sharing plan (the "SSA 401(k) Plan") covering all eligible employees, which is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees are eligible to participate in the SSA 401(k) Plan on the first administratively feasible pay period after start date. The Company matches 25% of an employee's eligible contributions to the 401(k) Plan, up to a maximum match of 8% of eligible compensation for each calendar year. The Company recognized expense for matching cash contributions of $1.0 million, $0.9 million and $0.4 million in fiscal 2005, 2004, and 2003, respectively.

        The Company has two defined benefit plans that it inherited through the Baan acquisition. One plan provides benefits to five former employees of the Company in Germany (the "German Plan"). The benefits are based on the former employees' years of service and compensation before retirement. Therefore, salary increases are not considered in the calculation of the obligation. The German Plan is unfunded and currently has no assets. The second plan provides benefits to employees and former employees of the Company in Japan (the "Japanese Plan"). The Japanese Plan provides benefits to approximately 130 beneficiaries. The benefits are based on the beneficiaries' years of service and compensation. The obligation under the Japanese plan at July 31, 2005 and 2004 was not significant.

        The following reconciles the changes in benefit obligations and funded status for the German Plan in aggregate for the fiscal years ended July 31, 2005 and 2004 (in millions):

	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of fiscal year	$5.9	$5.1
Actuarial (gain) loss	0.7	0.2
Interest cost	0.3	0.3
Foreign exchange rate changes	—	0.3

Benefit obligation at end of fiscal year	$6.9	$5.9

	July 31, 2005	July 31, 2004
Reconciliation of Funded Status to Balance Sheets
Funded status at date indicated	$6.9	$5.9
Unrecognized actuarial (gain) loss	(1.4)	(0.7)

Accrued pension cost at date indicated	$5.5	$5.2

Amounts Recognized in the Consolidated Financial Statements
Accrued benefit liability at date indicated	$5.5	$5.2
Additional liability	0.7	0.5
Accumulated other comprehensive income	0.7	0.2

	$6.9	$5.9

        The following actuarial assumptions were calculated on a weighted-average basis and reflect the local economic conditions for the German Plan:

	2005	2004
Weighted-Average Assumptions
Discount rate	4.50%	5.25%
Expected return on plan assets	—%	—%
Cost of living increase	1.50%	1.50%

        Included in "Other long-term assets" in the accompanying consolidated balance sheets, the Company holds an investment in an insurance contract with a contract value of $2.1 million at both July 31, 2005 and 2004. This insurance contract will be used to pay a portion of the benefit payments to two former employees participating in the German Plan.

NOTE Q—RELATED PARTY TRANSACTIONS

        As noted elsewhere, the Company has had a number of transactions with its two principal owners, Cerberus and General Atlantic, as it relates to long-term debt and equity financing (also described in notes K and L).

Initial Public Offering of Common Shares and Use of Proceeds

        On May 26, 2005, the Company sold 9,000,000 shares of common stock at $11.00 per common share in an IPO, including 1,400,000 shares to investment entities affiliated with General Atlantic. The net proceeds of $86.1 million (gross proceeds of $99.0 million less expenses of the offering) were used to repay $81.2 million of the amount owed (excluding accrued and unpaid interest thereon) under the promissory notes issued on July 18, 2003 to Madeleine L.L.C. and investment entities affiliated with General Atlantic, in the aggregate principal amount of $130.1 million, which were due on November 15, 2006 and accrued interest at a rate of 1.23% per annum. On June 16, 2005, the underwriters of the IPO exercised the over-allotment option to purchase 1,350,000 shares of common stock at the IPO price of $11.00 per share. The net proceeds of $13.8 million (gross proceeds of $14.9 million less underwriting discount of $1.0 million), along with the remaining proceeds above were used, in part, to fund the Boniva Software, Inc. ("Boniva") and E.piphany, Inc. ("Epiphany") acquisitions on August 1, 2005 and September 29, 2005, respectively.

        Upon the closing of the IPO, 3,000,000 shares of preferred stock then outstanding (see discussion below) converted into 43,500,000 shares of common stock, plus 9,254,766 related to the accrued, but unpaid preferred stock dividends at the time of the IPO, for 52,754,766 shares of common stock in aggregate. As of July 31, 2005, Cerberus and General Atlantic owned 63.4% and 23.2%, respectively, of our outstanding common stock.

        Also at the time of the IPO, the terms of the remaining related-party indebtedness, including the remaining portion of the $130.1 promissory note, the $69.2 million subordinated promissory note, the $23.0 million subordinated promissory note and the $7.7 million subordinated promissory note (all as discussed below) were modified into a senior unsecured promissory notes payable to Cerberus and

General Atlantic aggregating approximately $151.8 million of indebtedness to provide an interest rate of three-month LIBOR plus 2.75%, a three-year term and a senior unsecured ranking.

Preferred Stock Issuances

        On April 2, 2003, the Company issued 3,000,000 shares of its Current Preferred Stock. Cerberus acquired 2,250,000 of the Current Preferred Stock in exchange for all of their then existing equity holdings and the forgiveness of $10 million of outstanding indebtedness owed by the Company. Investment entities affiliated with General Atlantic, collectively referred to as the General Atlantic Stockholders, acquired 750,000 of such shares Current Preferred Stock for a purchase price of $75.0 million.

Common Stock Issuances

        On February 25, 2004, the Company filed an amendment to our Certificate of Incorporation that reclassified each share of Current Preferred Stock outstanding at the time of the amendment into one share of Series A Convertible Preferred Stock and 1.595 shares of common stock, which resulted in the issuance of 4,785,000 shares of common stock.

Registration Rights Agreement

        On April 2, 2003, the Company entered into a registration rights agreement with Cerberus and the General Atlantic Stockholders.

        Demand Registration Rights.    Cerberus and the General Atlantic Stockholders have demand registration rights, subject to the following limitations: (i) in no event is the Company required to effect a demand registration until an initial public offering of common stock; (ii) in no event is the Company required to effect a demand registration unless the aggregate market price is at least $10,000,000; and (iii) subject to certain requirements pursuant to the registration rights agreement, in no event is the Company required to effect, in the aggregate, more than two demand registrations for the General Atlantic Stockholders and more than five demand registrations for Cerberus. In addition, if Cerberus or the General Atlantic Stockholders request that the Company file a registration statement on Form S-3 for a public offering of all or any portion of their shares of registrable securities, the Company is required to use its reasonable best efforts to register for public sale the registrable securities specified in such request.

        Incidental Registration Rights.    If, after an initial public offering of equity securities, the Company proposes to register any of our securities under the Securities Act (other than in a registration on Forms S-4 or S-8 and other than pursuant to the preceding paragraph), management will notify all holders of registrable securities of its intention and upon the request of any holder, subject to certain restrictions, effect the registration of all securities requested by holders to be so registered.

        Pursuant to the registration rights agreement, the Company will pay all registration expenses and indemnify each holder of registrable securities with respect to each registration which has been effected.

Promissory Notes

        On December 19, 2002 the Company issued a subordinated promissory note to Madeleine L.L.C. in the principal amount of $116.4 million and repaid $8.0 million in December 2002, leaving a balance of $108.4 million at December 31, 2002. On April 2, 2003, the Company sold a 25% interest for $75.0 million to various investment entities affiliated with General Atlantic, represented by preferred stock. The Company used a portion of the proceeds from the issuance of the preferred stock to repay approximately $39.2 million of the subordinated promissory note and cancelled $10.0 million of indebtedness in exchange for $10.0 million of Current Preferred Stock, leaving a balance of $59.2 million outstanding under such note. In August 2003, the Company borrowed $10.0 million from Madeleine L.L.C., increasing the amount outstanding under the subordinated promissory note to $69.2 million. Interest on the subordinated promissory note was 8% per annum, payable monthly in arrears on the last day of each month, until maturity. The maturity date of the subordinated promissory note was December 31, 2007. The subordinated promissory note was subordinate in right of payment to the prior payment in full of indebtedness which the Company designates as "senior indebtedness." The principal portion of approximately $69.2 million of this subordinated promissory note was included in the modified senior unsecured notes issued commensurate with the IPO.

        In connection with the Baan Acquisition, on July 18, 2003, the Company issued a promissory note in the principal amount of $97.6 million to Madeleine L.L.C. and four promissory notes in the aggregate principal amount of $32.5 million to the following investment entities affiliated with General Atlantic: GAP 76, GAP 77, GAPCO II, GapStar and GAPCO KG. Interest on the promissory notes accrues at a rate of 1.23% per annum until maturity. The Company records imputed interest on these notes at 4%, a market rate of interest available from a third party. The maturity date of each of the promissory notes is November 15, 2005. As discussed above, the remaining principal and accrued, but unpaid interest portion of this subordinated promissory note was included in the modified senior unsecured notes issued commensurate with the IPO.

        In connection with the EXE Acquisition, on December 18, 2003, we issued a subordinated promissory note to Madeleine L.L.C. in the principal amount of $23.0 million. Interest on the subordinated promissory note is 8% per annum, payable monthly in arrears on the last day of each month, until maturity. The maturity date of the note is December 18, 2005. The note is subordinate in right of payment to the prior payment in full of indebtedness which the Company designates as "senior indebtedness." The principal portion of this subordinated promissory note was included in the modified senior unsecured notes issued commensurate with the IPO.

        On January 20, 2004, the Company issued five subordinated promissory notes in the aggregate principal amount of approximately $7.7 million to investment entities affiliated with General Atlantic. The interest rate on the notes is 8% per annum, payable monthly in arrears on the last day of each month, until maturity. The maturity date of each of the promissory notes is January 20, 2006. The notes are subordinate in right of payment to the prior payment in full of indebtedness which the Company designates as "senior indebtedness." The principal portion of this subordinated promissory note was included in the modified senior unsecured notes issued at the time of the IPO.

        Cerberus and General Atlantic are represented on our Board of Directors. Normal travel expenses to attend meetings are reimbursed by the Company.

NOTE R—OTHER FINANCIAL INFORMATION

        Supplemental disclosures of cash flow information follow for fiscal 2005, 2004 and 2003:

	2005	2004	2003
	(in millions)
Cash paid during the period for:
Interest—related parties	$7.5	$6.9	$9.4
Interest—other	1.1	0.7	1.3
Income taxes	3.8	2.1	1.3
Non-cash investing and financing activities:
Capital leases	$—	$—	$0.4
Preferred stock dividends	26.0	28.8	11.1
Preferred stock dividends in excess of stated amount	36.2	52.7	—
Securities and indebtedness exchanged for preferred stock	—	—	32.2
Leases settled by issuance of promissory notes	—	6.4	—
Convertible debt issued in acquisition	—	12.0	—
Stock appreciation rights issued	—	2.3	—
Stock appreciation rights converted to common stock	2.4	—	—
Put warrant issued	—	0.9	—
Put warrants reclassified to stockholders' equity	0.9	—	—
Minimum pension liability	0.7	0.2	—
Conversion of preferred stock and accrued, unpaid dividends to common stock	0.6	—	—

        As a result of the acquisitions of the remaining 40% interest held by minority shareholders by the majority shareholder, "push-down" accounting was followed and the basis of certain assets was stepped up in fiscal 2003. These acquisitions led to an increase in customer lists, software licenses and goodwill of $5.9 million, $1.4 million and $21.4 million, respectively. The offsetting entry was to increase "additional paid-in capital" by $28.7 million.

        The Company issued 4,785,000 common shares on February 25, 2004, in connection with an amendment to the Company's Certificate of Incorporation that reclassified each share of Current Preferred Stock into one share of such stock and 1.595 shares of common stock.

NOTE S—SELECTED QUARTERLY INFORMATION (Unaudited)

        The following tables set forth selected quarterly information for fiscal 2005 and 2004. The Company believes all necessary adjustments (which, except as discussed below, consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes:

	Fiscal 2005 Quarter Ended
	October 2004	January 2005	April 2005	July 2005
	(in millions, except per share amounts)
Total revenues	$166.5	$178.0	$180.4	$186.9
Operating income	13.7	17.0	18.5	18.0
Net income	6.4	8.0	9.2	8.9
Net income (loss) to common stockholders	$(11.8)	$(35.6)	$(9.8)	$2.5
Earnings (loss) per common share:
Basic	$(2.47)	$(7.44)	$(2.05)	$0.04
Diluted	$(2.47)	$(7.44)	$(2.05)	$0.04
Earnings per preferred share:
Basic and diluted	$6.07	$14.53	$6.33	$6.92
	Fiscal 2004 Quarter Ended
	October 2003	January 2004	April 2004	July 2004
	(in millions, except per share amounts)
Total revenues	$141.7	$156.0	$164.5	$174.3
Operating income	11.6	17.3	11.2	8.9
Net income	5.4	8.3	2.0	3.1
Net loss to common stockholders	$(7.6)	$(20.7)	$(14.1)	$(20.3)
Loss per common share:
Basic	$(1.59)	$(4.33)	$(2.95)	$(4.24)
Diluted	$(1.59)	$(4.33)	$(2.95)	$(4.24)
Earnings per preferred share:
Basic and diluted	$4.33	$9.67	$5.37	$7.80

NOTE T—SUBSEQUENT EVENTS

        On September 22, 2005, the Company entered into a new senior secured credit agreement with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as Administrative Agent and Citicorp USA, Inc., as Syndication Agent. Pursuant to the credit agreement, the lenders made a $200.0 million term loan, maturing September 22, 2011 (the "term facility"), and a five-year revolving credit facility of up to $25.0 million (the "revolving facility"). The revolving facility will be available for loans and for letters of credit to support payment obligations incurred in the ordinary course of business. Proceeds of the term facility were used to repay all related-party debt and accrued interest of approximately $154.7 million, with the remainder used to pay fees of approximately $2.6 million related to the financing and for working capital purposes. In conjunction with such repayment, the Company will record non-cash, non-operating charge of approximately $3.3 million for the write-off of unamortized financing fees associated with the related-party debt. The credit facilities will be collateralized by substantially all of the assets of the Company and its domestic subsidiaries and guaranteed by all of the Company's domestic subsidiaries.

        The term loan will be amortized in equal quarterly installments in an aggregate annual amount of $2.0 million with the remainder paid in the final year of the term facility. Interest rates applicable to the loans under the senior secured credit agreement will be either: (1) "Adjusted LIBO" rate plus a margin of 2.000% to 2.250% or (2) "Alternative Base Rate" plus a margin of 1.000% to 1.250%. The applicable margin will be calculated based on the ratio of the Company's total indebtedness at the end of any fiscal quarter to historical consolidated EBITDA (as defined in the credit agreement) for the prior four quarters ending on the last day of such fiscal quarter. "Adjusted LIBO" rate is defined as the London interbank offered rate, adjusted for statutory reserve requirements. The "Alternate Base Rate" is the higher of: (1) prime rate; or (2) the Federal Funds effective rate plus 0.50%, adjusted for statutory reserve requirements.

        The new credit facility includes usual and customary covenants for transactions of this type including:

Level
Maximum total debt to EBITDA (as defined)	3.0x
Minimum interest coverage (EBITDA to interest expense)	3.0x
Maximum annual capital expenditures	$25.0 million

        Subject to certain conditions and limitations set forth in the senior secured credit agreement, the Company may issue equity securities, the proceeds of which will be used to cure financial covenant defaults by giving pro forma effect to the proceeds thereof.

        The Company may add incremental term loans in an aggregate amount not to exceed $100.0 million, subject to a maximum pro forma ratio of "total debt to EBITDA" of 2.75, at the time the additional loan proceeds are drawn. Any incremental loans would be secured and guaranteed on a pari passu basis with the existing loans and related obligations.

        On September 29, 2005, the Company acquired customer relationship management ("CRM") solution provider E.piphany, Inc. ("Epiphany") for $332.3 million. The transaction was financed with a combination of Epiphany and SSA cash on hand. The purpose of the acquisition was to enhance and expand the existing CRM product functionality within the Company's portfolio of solutions.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        The Company maintains disclosure controls and procedures that have been designed to ensure that information related to the Company is recorded, processed, summarized and reported on a timely basis. The Company has reviewed its internal control structure and these disclosure controls and procedures. In connection with this review, the Company has established a Disclosure Committee that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. The Disclosure Committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Company's Disclosure Committee is comprised of a senior legal official, corporate controller, director of investor relations, chief information officer, Company senior director of internal audit, treasury and financial planning officer and certain other members of the Company's finance department.

        The Company's disclosure controls and procedures are not capable of preventing all instances of error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. The Company's disclosure controls and procedures can be circumvented by the individual acts of some persons, by collusion or two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected on a timely basis.

        CEO and CFO certifications.    Attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are certifications by the Company's CEO and CFO. These certificates are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This portion of the Company's Annual Report on Form 10-K describes the results of the Company's controls evaluation referred to in the Section 302 Certifications.

        Evaluation of the Company's disclosure controls and procedures.    The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, as required by Rule 13a-15 of the Securities Exchange Act of 1934, and found the controls to be effective.

        There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected or are reasonablely likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item with respect to the directors and compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the headings "Information About The Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, contained in our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on March 15, 2006.

        The information required by this Item with respect to our executive officers is incorporated herein by reference from the information provided under the heading "Identification of Executive Officers and Directors" of our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on March 15, 2006.

        The information required by this Item with respect to our audit committee members and our audit committee financial experts is incorporated herein by reference from the information provided under the heading "Information About the Board of Directors—Committees of the Board of Directors—The Audit Committee" of our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on March 15, 2006.

        The information required by this Item with respect to our Code of Ethics is incorporated herein by reference from the information provided under the heading "Corporate Governance Guidelines and Code of Ethics" of our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on March 15, 2006.

        The information required by this Item with respect to material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated herein by reference from the information provided under the heading "Information About the Board of Directors—Committees of the Board of Directors—The Nomination and Governance Committee" of our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on March 15, 2006.

Item 11.    Executive Compensation

        The information required by this Item is incorporated by reference from the information provided under the heading "Executive Compensation" of our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on March 15, 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the information provided under the heading "Security Ownership of Management and Certain Beneficial Owners" of our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on March 15, 2006.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item is incorporated herein by reference from the information provided under the heading "Certain Relationships and Related Transactions" of our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on March 15, 2006.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the information provided under the heading "Ratification of Independent Registered Public Accounting Firm" of our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on March 15, 2006.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

Exhibit Number		Description
3.1		Certificate of Incorporation of the Registrant	(G)
3.2		Amended and Restated Bylaws of the Registrant	(F)
4.1
		Registration Rights Agreement, dated as of April 2, 2003, among the Registrant, General Atlantic Partners 76, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, SSA Investor, LLC, SSA Warrant Holdings, LLC, Ableco, L.L.C., Cerberus us Partners, L.P., Cerberus Institutional Partners, L.P. and Madeleine L.L.C.	(A)
4.3		Common Stock Purchase Warrant, dated June 1, 2004, issued by the Registrant to International Business Machines Corporation	(C)
10.1	**	Amended and Restated Employment Agreement between the Registrant and Michael Greenough, dated as of January 3, 2003	(D)
10.2	**	Supplemental Agreement Regarding Amended and Restated Employment Agreement between the Registrant and Michael Greenough	(E)
10.3	**	Letter Agreement between the Registrant and Michael Greenough, dated April 25, 2005, regarding supplemental employment terms and conditions	(H)
10.4	**	Management Lock-up Agreement between the Registrant and Michael Greenough, dated April 25, 2005	(H)
10.5	**	Employment Agreement between the Registrant and Stephen P. Earhart, dated April 30, 2003	(A)
10.6	**	Letter Agreement between the Registrant and Stephen P. Earhart, dated April 25, 2005, regarding supplemental employment terms and conditions	(H)
10.7	**	Management Lock-up Agreement between the Registrant and Stephen P. Earhart, dated April 25, 2005	(H)

10.8	**	Employment Agreement between the Registrant and Kirk Isaacson, dated August 9, 2000	(A)
10.9	**	Agreement Governing Severance Obligations and Termination of Employment between the Registrant and Kirk Isaacson	(E)
10.10	**	Employment Agreement between the Registrant and John Walles, dated August 23, 2000	(A)
10.11	**	Agreement Governing Severance Obligations and Termination of Employment between the Registrant and John Walles	(E)
10.12	**	Employment Agreement between the Registrant and Graeme Cooksley, dated April 1, 2000	(A)
10.13	**	Letter Agreement between the Registrant and Graeme Cooksley, dated April 25, 2005, regarding supplemental employment terms and conditions	(H)
10.14	**	Management Lock-up Agreement between the Registrant and Graeme Cooksley, dated April 25, 2005	(H)
10.15	**	Employment Agreement between the Registrant and Ross Garrity, dated February 24, 2005	(G)
10.16	**	Form of Fiscal 2005 Bonus Compensation Plan in which the named executive officers participate	(B)
10.17	**	SSA Global Technologies, Inc. 2003 Equity Incentive Plan	(A)
10.18	**	Form of Indemnification Agreement	(C)
10.19		Merger Agreement, dated as of August 15, 2003, among the Registrant, EXE Technologies, Inc. and Rush Merger Subsidiary, Inc.	(A)
10.20		Asset Purchase Agreement, dated as of June 4, 2004, among Arzoon, Inc., Arzoon Acquisition, Inc., Arzoon Asset Acquisition, Inc. and the Registrant.	(B)
10.21
		Asset Purchase Agreement, dated as of June 11, 2004, among the Registrant, SSA Global Technologies Limited, Baan France SA, Baan Global BV, Baan Holding Central Europe GmbH, Invensys Systems, Inc., Invensys Production Solutions Limited, Invensys Production n Solutions S.A., Invensys Production Solutions BV and Baan Process Solutions GMBH	(B)
10.22		Stock Appreciation Rights Agreement, dated as of May 27, 2004, between the Registrant and BLI-8787, Ltd.	(B)
10.23		Second Amended and Restated Subordinated Promissory Note, dated August 1, 2003, made by the Registrant in favor of Madeleine L.L.C. in the principal amount of $69,190,349.38.	(B)
10.24		Subordinated Promissory Note, dated December 18, 2003, made by the Registrant in favor of Madeleine L.L.C. in the principal amount of $23,000,000.00.	(B)
10.25		Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of General Atlantic Partners 77, L.P. in the principal amount of $6,830,495.47.	(B)
10.26		Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GAP Coinvestments III, LLC in the principal amount of $391,696.18.	(B)
10.27		Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GapStar, LLC in the principal amount of $241,444.30.	(B)

10.28	Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GapStar, LLC in the principal amount of $95,833.75.	(B)
10.29	Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GAP Coinvestments IV, LLC in the principal amount of $99,276.10.	(B)
10.30	Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GAPCO GmbH & Co. KG in the principal amount of $7,954.20.	(B)
10.31	Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of Madeleine L.L.C. in the principal amount of $97,557,880.06.	(B)
10.32	Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of General Atlantic Partners 76, L.P. in the principal amount of $30,295,718.90.	(B)
10.33	Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of GAP Coinvestment Partners II, L.P. in the principal amount of $1,773,182.23.	(B)
10.34	Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of GapStar, LLC in the principal amount of $406,491.17.	(B)
10.35	Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of GAPCO GmbH & Co. KG in the principal amount of $43,901.05.	(B)
10.36	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of After Corporation Liquidating Trust in the principal amount of $1,400,000.00.	(B)
10.37	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Bill Sickler in the principal amount of $250,000.00.	(B)
10.38	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Farid Dibachi in the principal amount of $215,757.91.	(B)
10.39	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Venrock Associates II, L.P. in the principal amount of $1,005,622.03.	(B)
10.40	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Venrock Associates II, L.P. in the principal amount of $904,882.19.	(B)
10.41	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Venrock Associates in the principal amount of $698,822.09.	(B)
10.42	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Venrock Associates in the principal amount of $628,816.44.	(B)
10.43	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Red Rock Ventures—Cayman Investors III, L.P. in the principal amount of $189,225.76.	(B)
10.44	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Red Rock Ventures—Cayman Investors III, L.P. in the principal amount of $170,271.22.	(B)
10.45	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Red Rock Ventures—SBIC III, L.P. in the principal amount of $1,515,218.36.	(B)
10.46	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Red Rock Ventures—SBIC III, L.P. in the principal amount of $1,363,427.41.	(B)

10.47	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of InnoCal II, L.P. in the principal amount of $2,124,257.96.	(B)
10.48	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of InnoCal II, L.P. in the principal amount of $1,533,698.63.	(B)
10.49
	Stock Purchase Agreement, dated March 10, 2003, among the Registrant, Cerberus Capital Management, L.P., General Atlantic Partners 76, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG.	(C)
10.50
	Securities Exchange Agreement, dated April 2, 2003, among the Registrant, SSA Investor, L.L.C., SSA Warrant Holdings, L.L.C., Ableco, L.L.C. Cerberus Partners, L.P., Cerberus Institutional Partners, L.P., and Madeleine L.L.C.	(C)
10.51
	Stockholders Agreement, dated April 2, 2003, among the Registrant, General Atlantic Partners 76, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, SSA Investor, LLC, Ableco, L.L.C., Cerberus Partners, L.P., Cerberus Institutional Partners, L.P., and Madeleine L.L.C.	(D)
10.52
	Letter Agreement, dated November 17, 2004, between the Registrant and Madeleine L.L.C. extending the maturity date of the Subordinated Promissory Note, dated December 18, 2003, made by the Registrant in favor of Madeleine L.L.C. in the principal amount of $23,000,000.00.	(D)
10.53
	Letter Agreement, dated November 17, 2004, between the Registrant and Madeleine L.L.C. extending the maturity date of the Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of Madeleine L.L.C. in the principal amount of $97,557,880.06.	(D)
10.54
	Letter Agreement, dated November 17, 2004, between the Registrant and General Atlantic Partners 77, L.P. extending the maturity date of the Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of General Atlantic Partners 77, L.P. in the principal amount of $6,830,495.47.	(D)
10.55
	Letter Agreement, dated November 17, 2004, between the Registrant and GAP Coinvestments III, LLC extending the maturity date of the Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GAP Coinvestments III, LLC in the principal amount of $391,696.18.	(D)
10.56
	Letter Agreement, dated November 17, 2004, between the Registrant and GapStar, LLC extending the maturity date of the Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GapStar, LLC in the principal amount of $241,444.30.	(D)
10.57
	Letter Agreement, dated November 17, 2004, between the Registrant and GapStar, LLC extending the maturity date of the Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GapStar, LLC in the principal amount of $95,833.75.	(D)
10.58
	Letter Agreement, dated November 17, 2004, between the Registrant and GAP Coinvestments IV, LLC extending the maturity date of the Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GAP Coinvestments IV, LLC in the principal amount of $99,276.10.	(D)
10.59
	Letter Agreement, dated November 17, 2004, between the Registrant and GAPCO GmbH & Co. KG extending the maturity date of the Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GAPCO GmbH & Co. KG in the principal amount of 7,954.20.	(D)

10.60
		Letter Agreement, dated November 17, 2004, between the Registrant and General Atlantic Partners 76, L.P. extending the maturity date of the Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of General Atlantic Partners, 76, L.P. in the principal amount of $30,295,718.90.	(D)
10.61
		Letter Agreement, dated November 17, 2004, between the Registrant and GAP Coinvestment Partners II, L.P. extending the maturity date of the Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of GAP Coinvestment Partners II, L.P. in the principal amount of $1,773,182.23.	(D)
10.62
		Letter Agreement, dated November 17, 2004, between the Registrant and GapStar, LLC extending the maturity date of the Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of GapStar, LLC in the principal amount of $406,491.17.	(D)
10.63
		Letter Agreement, dated November 17, 2004, between the Registrant and GAPCO GmbH & Co. KG extending the maturity date of the Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of GAPCO GmbH & Co. KG in the principal amount of $43,901.05.	(D)
10.64	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to Madeleine L.L.C. in the principal amount of $125,089,347.28.
10.65	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to General Atlantic Partners 76, L.P. in the principal amount of $17,705,698.60.
10.66	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to General Atlantic Partners 77, L.P. in the principal amount of $6,830,495.47.
10.67	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to GAPCO GmbH & Co. KG in the principal amount of $33,611.25.
10.68	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to GAP Coinvestment Partners II, L.P. in the principal amount of $1,036,299.23.
10.69	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to GAP Coinvestments III, LLC in the principal amount of $391,696.18.
10.70	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to GAP Coinvestments IV, LLC in the principal amount of $99,276.10.
10.71	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to GapStar, LLC in the principal amount of $574,843.30.
10.72		Agreement and Plan of Merger by and among SSA Global Technologies, Inc., SSA—E Merger Subsidiary Inc., SSA—E Acquisition Subsidiary Inc. and E.piphany, Inc. dated August 3, 2005	(I)
10.73		Credit Agreement dated as of September 22, 2005 among SSA Global Technologies, Inc., the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent	(J)
10.74	*
Guarantee and Collateral Agreement dated as of September 22, 2005, among SSA Global Technologies, Inc., the Subsidiaries of SSA Global Technologies, Inc. identified herein and JPMorgan Chase Bank, N.A., as Collateral Agent
10.75	*	SSA Global Technologies, Inc. Post-Closing Letter dated September 22, 2005 from SSA Global Technologies, Inc. to JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent

10.76	*	SSA Global Technologies, Inc. Foreign Subsidiary Letter dated September 22, 2005 from SSA Global Technologies, Inc. to JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent
21	*	List of subsidiaries of the Registrant
23	*	Consent of Grant Thornton LLP regarding the consolidated financial statements of the Registrant and its subsidiaries
31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
32	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

(A)
Previously filed on August 9, 2004 as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

(B)
Previously filed on October 22, 2004 as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

(C)
Previously filed on November 15, 2004 as an exhibit to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

(D)
Previously filed on December 21, 2004 as an exhibit to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

(E)
Previously filed on February 28, 2005 as an exhibit to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

(F)
Previously filed on March 21, 2005 as Exhibit 3.4 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

(G)
Previously filed on April 15, 2005 as an exhibit to Amendment No. 8 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

(H)
Previously filed on April 27, 2005 as an exhibit to Amendment No. 9 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

(I)
Previously filed on August 4, 2005 as an exhibit to the Registrant's Current Report on Form 8-K.

(J)
Previously filed on September 28, 2005 as an exhibit to the Registrant's Current Report on Form 8-K.

*
Filed herewith.

**
Management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SSA Global Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSA GLOBAL TECHNOLOGIES, INC.
By:	/s/ MICHAEL GREENOUGH
	Name:	Michael Greenough
	Title:	Chairman of the Board, President and Chief Executive Officer
Date	October 21, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL GREENOUGH Michael Greenough	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	October 21, 2005
/s/ STEPHEN P. EARHART Stephen P. Earhart	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	October 21, 2005
/s/ JOHN W. BARTER John W. Barter	Director	October 21, 2005
/s/ JAMES N. CHAPMAN James N. Chapman	Director	October 21, 2005
/s/ HOWARD S. COHEN Howard S. Cohen	Director	October 21, 2005
/s/ MICHAEL M. GREEN Michael M. Green	Director	October 21, 2005
/s/ MARCUS C. HANSEN Marcus C. Hansen	Director	October 21, 2005

/s/ PIETER KORTEWEG Pieter Korteweg	Director	October 21, 2005
/s/ J. MICHAEL LAWRIE J. Michael Lawrie	Director	October 21, 2005
/s/ MARC F. MC MORRIS Marc F. McMorris	Director	October 21, 2005
/s/ MARK NEPORENT Mark Neporent	Director	October 21, 2005

EXHIBIT INDEX

Exhibit Number		Description
3.1		Certificate of Incorporation of the Registrant	(G	)
3.2		Amended and Restated Bylaws of the Registrant	(F	)
4.1		Registration Rights Agreement, dated as of April 2, 2003, among the Registrant, General Atlantic Partners 76, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, SSA Investor, LLC, SSA Warrant Holdings, LLC, Ableco, L.L.C., Cerberus us Partners, L.P., Cerberus Institutional Partners, L.P. and Madeleine L.L.C.	(A	)
4.3		Common Stock Purchase Warrant, dated June 1, 2004, issued by the Registrant to International Business Machines Corporation	(C	)
10.1	**	Amended and Restated Employment Agreement between the Registrant and Michael Greenough, dated as of January 3, 2003	(D	)
10.2	**	Supplemental Agreement Regarding Amended and Restated Employment Agreement between the Registrant and Michael Greenough	(E	)
10.3	**	Letter Agreement between the Registrant and Michael Greenough, dated April 25, 2005, regarding supplemental employment terms and conditions	(H	)
10.4	**	Management Lock-up Agreement between the Registrant and Michael Greenough, dated April 25, 2005	(H	)
10.5	**	Employment Agreement between the Registrant and Stephen P. Earhart, dated April 30, 2003	(A	)
10.6	**	Letter Agreement between the Registrant and Stephen P. Earhart, dated April 25, 2005, regarding supplemental employment terms and conditions	(H	)
10.7	**	Management Lock-up Agreement between the Registrant and Stephen P. Earhart, dated April 25, 2005	(H	)
10.8	**	Employment Agreement between the Registrant and Kirk Isaacson, dated August 9, 2000	(A	)
10.9	**	Agreement Governing Severance Obligations and Termination of Employment between the Registrant and Kirk Isaacson	(E	)
10.10	**	Employment Agreement between the Registrant and John Walles, dated August 23, 2000	(A	)
10.11	**	Agreement Governing Severance Obligations and Termination of Employment between the Registrant and John Walles	(E	)
10.12	**	Employment Agreement between the Registrant and Graeme Cooksley, dated April 1, 2000	(A	)
10.13	**	Letter Agreement between the Registrant and Graeme Cooksley, dated April 25, 2005, regarding supplemental employment terms and conditions	(H	)
10.14	**	Management Lock-up Agreement between the Registrant and Graeme Cooksley, dated April 25, 2005	(H	)
10.15	**	Employment Agreement between the Registrant and Ross Garrity, dated February 24, 2005	(G	)
10.16	**	Form of Fiscal 2005 Bonus Compensation Plan in which the named executive officers participate	(B	)
10.17	**	SSA Global Technologies, Inc. 2003 Equity Incentive Plan	(A	)
10.18	**	Form of Indemnification Agreement	(C	)
10.19		Merger Agreement, dated as of August 15, 2003, among the Registrant, EXE Technologies, Inc. and Rush Merger Subsidiary, Inc.	(A	)
10.20		Asset Purchase Agreement, dated as of June 4, 2004, among Arzoon, Inc., Arzoon Acquisition, Inc., Arzoon Asset Acquisition, Inc. and the Registrant.	(B	)

10.21	Asset Purchase Agreement, dated as of June 11, 2004, among the Registrant, SSA Global Technologies Limited, Baan France SA, Baan Global BV, Baan Holding Central Europe GmbH, Invensys Systems, Inc., Invensys Production Solutions Limited, Invensys Production n Solutions S.A., Invensys Production Solutions BV and Baan Process Solutions GMBH	(B	)
10.22	Stock Appreciation Rights Agreement, dated as of May 27, 2004, between the Registrant and BLI-8787, Ltd.	(B	)
10.23	Second Amended and Restated Subordinated Promissory Note, dated August 1, 2003, made by the Registrant in favor of Madeleine L.L.C. in the principal amount of $69,190,349.38.	(B	)
10.24	Subordinated Promissory Note, dated December 18, 2003, made by the Registrant in favor of Madeleine L.L.C. in the principal amount of $23,000,000.00.	(B	)
10.25	Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of General Atlantic Partners 77, L.P. in the principal amount of $6,830,495.47.	(B	)
10.26	Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GAP Coinvestments III, LLC in the principal amount of $391,696.18.	(B	)
10.27	Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GapStar, LLC in the principal amount of $241,444.30.	(B	)
10.28	Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GapStar, LLC in the principal amount of $95,833.75.	(B	)
10.29	Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GAP Coinvestments IV, LLC in the principal amount of $99,276.10.	(B	)
10.30	Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GAPCO GmbH & Co. KG in the principal amount of $7,954.20.	(B	)
10.31	Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of Madeleine L.L.C. in the principal amount of $97,557,880.06.	(B	)
10.32	Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of General Atlantic Partners 76, L.P. in the principal amount of $30,295,718.90.	(B	)
10.33	Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of GAP Coinvestment Partners II, L.P. in the principal amount of $1,773,182.23.	(B	)
10.34	Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of GapStar, LLC in the principal amount of $406,491.17.	(B	)
10.35	Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of GAPCO GmbH & Co. KG in the principal amount of $43,901.05.	(B	)
10.36	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of After Corporation Liquidating Trust in the principal amount of $1,400,000.00.	(B	)
10.37	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Bill Sickler in the principal amount of $250,000.00.	(B	)
10.38	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Farid Dibachi in the principal amount of $215,757.91.	(B	)
10.39	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Venrock Associates II, L.P. in the principal amount of $1,005,622.03.	(B	)
10.40	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Venrock Associates II, L.P. in the principal amount of $904,882.19.	(B	)
10.41	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Venrock Associates in the principal amount of $698,822.09.	(B	)
10.42	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Venrock Associates in the principal amount of $628,816.44.	(B	)

10.43	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Red Rock Ventures—Cayman Investors III, L.P. in the principal amount of $189,225.76.	(B	)
10.44	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Red Rock Ventures—Cayman Investors III, L.P. in the principal amount of $170,271.22.	(B	)
10.45	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Red Rock Ventures—SBIC III, L.P. in the principal amount of $1,515,218.36.	(B	)
10.46	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of Red Rock Ventures—SBIC III, L.P. in the principal amount of $1,363,427.41.	(B	)
10.47	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of InnoCal II, L.P. in the principal amount of $2,124,257.96.	(B	)
10.48	Subordinated Convertible Note, dated June 4, 2004, made by the Registrant in favor of InnoCal II, L.P. in the principal amount of $1,533,698.63.	(B	)
10.49	Stock Purchase Agreement, dated March 10, 2003, among the Registrant, Cerberus Capital Management, L.P., General Atlantic Partners 76, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC and GAPCO GmbH & Co. KG.	(C	)
10.50	Securities Exchange Agreement, dated April 2, 2003, among the Registrant, SSA Investor, L.L.C., SSA Warrant Holdings, L.L.C., Ableco, L.L.C. Cerberus Partners, L.P., Cerberus Institutional Partners, L.P., and Madeleine L.L.C.	(C	)
10.51	Stockholders Agreement, dated April 2, 2003, among the Registrant, General Atlantic Partners 76, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, SSA Investor, LLC, Ableco, L.L.C., Cerberus Partners, L.P., Cerberus Institutional Partners, L.P., and Madeleine L.L.C.	(D	)
10.52	Letter Agreement, dated November 17, 2004, between the Registrant and Madeleine L.L.C. extending the maturity date of the Subordinated Promissory Note, dated December 18, 2003, made by the Registrant in favor of Madeleine L.L.C. in the principal amount of $23,000,000.00.	(D	)
10.53	Letter Agreement, dated November 17, 2004, between the Registrant and Madeleine L.L.C. extending the maturity date of the Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of Madeleine L.L.C. in the principal amount of $97,557,880.06.	(D	)
10.54	Letter Agreement, dated November 17, 2004, between the Registrant and General Atlantic Partners 77, L.P. extending the maturity date of the Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of General Atlantic Partners 77, L.P. in the principal amount of $6,830,495.47.	(D	)
10.55	Letter Agreement, dated November 17, 2004, between the Registrant and GAP Coinvestments III, LLC extending the maturity date of the Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GAP Coinvestments III, LLC in the principal amount of $391,696.18.	(D	)
10.56	Letter Agreement, dated November 17, 2004, between the Registrant and GapStar, LLC extending the maturity date of the Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GapStar, LLC in the principal amount of $241,444.30.	(D	)
10.57	Letter Agreement, dated November 17, 2004, between the Registrant and GapStar, LLC extending the maturity date of the Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GapStar, LLC in the principal amount of $95,833.75.	(D	)
10.58	Letter Agreement, dated November 17, 2004, between the Registrant and GAP Coinvestments IV, LLC extending the maturity date of the Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GAP Coinvestments IV, LLC in the principal amount of $99,276.10.	(D	)

10.59		Letter Agreement, dated November 17, 2004, between the Registrant and GAPCO GmbH & Co. KG extending the maturity date of the Subordinated Promissory Note, dated January 20, 2004, made by the Registrant in favor of GAPCO GmbH & Co. KG in the principal amount of 7,954.20.	(D	)
10.60		Letter Agreement, dated November 17, 2004, between the Registrant and General Atlantic Partners 76, L.P. extending the maturity date of the Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of General Atlantic Partners, 76, L.P. in the principal amount of $30,295,718.90.	(D	)
10.61		Letter Agreement, dated November 17, 2004, between the Registrant and GAP Coinvestment Partners II, L.P. extending the maturity date of the Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of GAP Coinvestment Partners II, L.P. in the principal amount of $1,773,182.23.	(D	)
10.62		Letter Agreement, dated November 17, 2004, between the Registrant and GapStar, LLC extending the maturity date of the Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of GapStar, LLC in the principal amount of $406,491.17.	(D	)
10.63		Letter Agreement, dated November 17, 2004, between the Registrant and GAPCO GmbH & Co. KG extending the maturity date of the Second Amended and Restated Promissory Note, dated February 26, 2004, made by the Registrant in favor of GAPCO GmbH & Co. KG in the principal amount of $43,901.05.	(D	)
10.64	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to Madeleine L.L.C. in the principal amount of $125,089,347.28.
10.65	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to General Atlantic Partners 76, L.P. in the principal amount of $17,705,698.60.
10.66	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to General Atlantic Partners 77, L.P. in the principal amount of $6,830,495.47.
10.67	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to GAPCO GmbH & Co. KG in the principal amount of $33,611.25.
10.68	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to GAP Coinvestment Partners II, L.P. in the principal amount of $1,036,299.23.
10.69	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to GAP Coinvestments III, LLC in the principal amount of $391,696.18.
10.70	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to GAP Coinvestments IV, LLC in the principal amount of $99,276.10.
10.71	*	Senior Unsecured Promissory Note, dated June 1, 2005, issued by the Registrant to GapStar, LLC in the principal amount of $574,843.30.
10.72		Agreement and Plan of Merger by and among SSA Global Technologies, Inc., SSA—E Merger Subsidiary Inc., SSA—E Acquisition Subsidiary Inc. and E.piphany, Inc. dated August 3, 2005	(I	)
10.73		Credit Agreement dated as of September 22, 2005 among SSA Global Technologies, Inc., the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent	(J	)
10.74	*	Guarantee and Collateral Agreement dated as of September 22, 2005, among SSA Global Technologies, Inc., the Subsidiaries of SSA Global Technologies, Inc. identified herein and JPMorgan Chase Bank, N.A., as Collateral Agent
10.75	*	SSA Global Technologies, Inc. Post-Closing Letter dated September 22, 2005 from SSA Global Technologies, Inc. to JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent
10.76	*	SSA Global Technologies, Inc. Foreign Subsidiary Letter dated September 22, 2005 from SSA Global Technologies, Inc. to JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent
21	*	List of subsidiaries of the Registrant

23	*	Consent of Grant Thornton LLP regarding the consolidated financial statements of the Registrant and its subsidiaries
31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (A)
  Previously filed on August 9, 2004 as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

  (B)
  Previously filed on October 22, 2004 as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

  (C)
  Previously filed on November 15, 2004 as an exhibit to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

  (D)
  Previously filed on December 21, 2004 as an exhibit to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

  (E)
  Previously filed on February 28, 2005 as an exhibit to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

  (F)
  Previously filed on March 21, 2005 as Exhibit 3.4 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

  (G)
  Previously filed on April 15, 2005 as an exhibit to Amendment No. 8 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

  (H)
  Previously filed on April 27, 2005 as an exhibit to Amendment No. 9 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-116156) originally filed with the SEC on June 3, 2004.

  (I)
  Previously filed on August 4, 2005 as an exhibit to the Registrant's Current Report on Form 8-K.

  (J)
  Previously filed on September 28, 2005 as an exhibit to the Registrant's Current Report on Form 8-K.

  *
  Filed herewith.

  **
  Management contract or compensatory plan.

QuickLinks

Form 10-K For the Fiscal Year Ended July 31, 2005 TABLE OF CONTENTS
CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
PART I
Part II
RISK FACTORS
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SSA Global Technologies, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS (in millions)
SSA Global Technologies, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS (Continued) (in millions, except par value amounts and number of shares)
SSA Global Technologies, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share amounts)
SSA Global Technologies, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Years Ended July 31, 2005, 2004 and 2003 (in millions)
SSA Global Technologies, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
SSA Global Technologies, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS July 31, 2005 and July 31, 2004
PART III
PART IV
SIGNATURES
EXHIBIT INDEX