Form 10-K/A
period 2005-07-31
SSA GLOBAL TECHNOLOGIES, INC
filed 2005-11-21
CIK 1205431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At July 31, 2005, the last business day of the Registrant’s most recently completed fiscal quarter, there were 68,034,315 shares of Registrant’s common stock outstanding of which 9,094,539 were held by non-affiliates, and the aggregate market value of such shares held by such non-affiliates of the Registrant (based upon the closing sale price of such shares on The Nasdaq National Market on July 31, 2005) was approximately $119,593,188. Shares of Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of July 31, 2005 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

SSA Global Technologies, Inc. (“the Company” or “SSA Global”) is filing this Amendment No. 1 to provide the information required by Part III of Form 10-K. Except as set forth in Part III below, no changes are made to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 as previously filed on October 21, 2005.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and executive officers as of October 31, 2005. Each of the individuals has served as a member of the Board of Directors or as an executive officer, as the case may be, since the date indicated below in his biographical data.

Name	Age	Position
Michael Greenough	55	Chairman of the Board, President and Chief Executive Officer
Graeme Cooksley	56	Executive Vice President – Sales and Marketing
Stephen P. Earhart	57	Executive Vice President and Chief Financial Officer
Ross D. Garrity	47	Executive Vice President – Global Operations
Kirk Isaacson	50	Executive Vice President, General Counsel and Secretary
John R. Walles *	49	Executive Vice President – Acquisitions and Integration
John W. Barter (1)(2)	58	Director
James N. Chapman	43	Director
Howard S. Cohen (3)	58	Director
Michael M. Green (1)	47	Director
Marcus C. Hansen (2)(3)	60	Director
Pieter Korteweg	63	Director
J. Michael Lawrie (2)(3)	52	Director
Marc F. McMorris (1)	37	Director
Mark Neporent (3)	48	Director

*	Mr. Walles resigned from his position with our company effective October 31, 2005.
(1)	Member of Nominating and Governance Committee.
(2)	Member of Audit Committee.
(3)	Member of Compensation Committee.

Biographies

Michael Greenough joined us in May 2001 as President, Chairman and Chief Executive Officer. From October 1998 to April 2001, he was Chief Operating Officer of Constellation Software, Inc., a vertical market application software company with annual revenues of over $100 million. From 1990 to 1998, Mr. Greenough was general manager of Geac Commercial Systems, a sizable part of a combined billion-dollar supplier of software to multiple vertical markets. From 1984 to 1990, Mr. Greenough was Regional Vice President of Operations at Jonas & Erickson, which was placed in receivership in 1990. In 1990, Geac acquired the assets of Jonas & Erickson out of receivership. Prior to 1984, Mr. Greenough worked as an accountant for over fifteen years and was a partner at William Eisenberg & Co, a public accounting firm.

Graeme Cooksley joined our predecessor in 1992 and was promoted in August 2001 to the position of Executive Vice President. From February 1998 to August 2001, Mr. Cooksley served as President of our Asia/Pacific/Japan organization and, for a portion of this period, had additional responsibility for our South American operations. From 1992 to 1998, he served as Managing Director of System Software Services Pty. Ltd., which included the Australian and New Zealand operations. This was a subsidiary of our predecessor, System Software Associates, whose assets we acquired out of bankruptcy. Mr. Cooksley has twenty-five years of operations and sales experience in the computer industry, beginning with his ownership of Thompson and Ward, a midrange and P.C. business that was later purchased by Powercorp Ltd. Powercorp Ltd. was merged with Centron Corporation. Mr. Cooksley served as a general manager of the merged entity from 1988 to 1992.

Stephen P. Earhart joined us in June 2003 as Executive Vice President and Chief Financial Officer. Prior to joining SSA Global, Mr. Earhart worked at Motorola, Inc. where he most recently served as Senior Vice President of Corporate Finance. Prior to that, he served as Senior Vice President of Finance for the Cellular Network Sector

and General Systems Sector of Motorola where he helped create the financial infrastructure and control systems that allowed these businesses to successfully grow.

Ross D. Garrity joined us in April 2005 as Executive Vice President—Global Operations. Prior to joining SSA Global, Mr. Garrity worked at BearingPoint, Inc. (formerly the consulting business of KPMG LLC) for seven years, where he most recently served as Vice President, Global Technology Services, from April 2003 until March 2005. Prior to that, from June 2000 until March 2003, he served as Managing Director, Mid Market Telecommunications, where he was responsible for all aspects of BearingPoint, Inc.’s services to middle market telecommunications companies for North America.

Kirk Isaacson joined us in July 2000. In May 2003, Mr. Isaacson was promoted to his current position as Executive Vice President and General Counsel. From July 2000 to May 2003, he was Vice President and General Counsel. From November 1990 to July 2000, Mr. Isaacson served as legal counsel, attaining the title of Senior Vice President and General Counsel of our predecessor, System Software Associates, whose assets we acquired out of bankruptcy. Mr. Isaacson also serves in the capacity of officer and board member of most of our subsidiaries. Prior to that, Mr. Isaacson had over ten years of legal and related business experience in the computer industry, including seven years at Unisys Corporation and over three years at Digital Equipment Corporation.

John R. Walles joined us in August 2000, and in May 2003, Mr. Walles became Executive Vice President of Operations. From August 2000 to April 2003, Mr. Walles was Senior Vice President and Chief Financial Officer. Effective October 31, 2005, Mr. Walles resigned from us and, in connection therewith, entered into a General Release and Additional Terms agreement, pursuant to which, in part, both we and Mr. Walles agreed to release each other from future claims and demands arising in the ordinary course of his employment. A Memorandum of Understanding attached to the General Release and Additional Terms agreement contains limited commercial terms of his leaving, including treatment of stock options and severance obligations.

John W. Barter joined us as a director in February 2004. He served as a director of Kestrel Solutions, Inc., from October 1998 to May 2001 and as CFO of Kestrel Solutions, Inc. from January 2000 to May 2001. Mr. Barter was employed from 1977 until his retirement in December 1997 with AlliedSignal, Inc. in various financial and executive capacities. From June 1988 to October 1994 he served as Senior Vice President and Chief Financial Officer of AlliedSignal, Inc., and from October 1994 to December 1997 he served as Executive Vice President of AlliedSignal, Inc. and President of AlliedSignal Automotive. Mr. Barter is a director of the following public companies: BMC Software, Inc., Bottomline Technologies, Inc., Lenovo Group and SRA International, Inc. Kestrel Solutions Inc. was a privately owned early-stage company created to develop and bring to market a new product in the telecommunications industry, which filed a voluntary petition for bankruptcy protection in October 2002.

James N. Chapman joined us in August 2004 as a director. Mr. Chapman is associated with Regiment Capital Advisors, LLC, which he joined in January 2003. Prior to joining Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies, as well as hedge funds, across a range of industries. From December 1996 to December 2001, Mr. Chapman worked for The Renco Group, Inc. Mr. Chapman was a founding principal of Fieldstone Private Capital Group from August 1990 through 1996. Mr. Chapman worked for Bankers Trust Company from July 1985 to August 1990, including in the BT Securities capital markets area. Mr. Chapman serves as a member of the board of directors of Anchor Glass Container Corporation, Coinmach Service Corp. and Teleglobe International Holdings Ltd., as well as a number of private companies.

Howard S. Cohen joined us as a director effective September 30, 2005. Mr. Cohen served as President and CEO of Gtech Corporation, a global information technology and infrastructure management company from March 2001 through August 2002.  From January 2000 to January 2001, Mr. Cohen was President and Chief Executive Officer of Bell & Howell, a leading information solutions and services provider.  From 1998 to 2000, Mr. Cohen was President, Chief Executive Officer and Chairman of Sidus Systems, Inc., a Canadian systems integrator, contract manufacturer and distributor.  Mr. Cohen is  a member of the board of directors of General Fiber Communications, Inc. and Velocita Wireless.

Michael M. Green joined us in 2003 as a director. Mr. Green is currently an advisor to Cerberus, our affiliate. From 2000 to 2003, he was the Managing Partner and CEO of TenX Capital, a private equity firm he founded. Prior to TenX, Mr. Green held various senior positions in the industry including, President and CEO of TriSpan Internet Commerce Solutions, President and CEO of Naviant Technology and various executive positions at General Electric Company. Mr. Green serves as a member of the board of directors of Teleglobe and General Fiber Communications.

Marcus C. Hansen joined us as a director in 2004. Mr. Hansen retired as President of Lockheed Martin Management & Data Systems (formerly General Electric M&DS), or M&DS, in April 2003. He had held several positions in M&DS from 1977 until his retirement. From 1988 to 1989, Mr. Hansen was assigned as Manager of Aerospace Information Technology, a component of GE Aerospace in Valley Forge, Pennsylvania. From 1989 to 1992, he served as General Manager of Engineering at Ocean and Radar Systems in Syracuse, New York. Mr. Hansen then served as Vice President of Technical Operations at Government Electronic Systems in Moorestown, New Jersey, from 1992 to 1994. In 1994, he returned to M&DS as Vice President, Requirements Management System and became President in 1997.

Pieter Korteweg joined us as a director in 2004. Mr. Korteweg is currently a senior advisor to Cerberus, our affiliate, and Anthos Consult BV. From 2002 to April 2004, he served as Chairman of the Supervisory Board of Pensions and Insurance Supervisory Authority of the Netherlands and as Vice-Chairman of the Supervisory Board of De Nederlandsche Bank. From 1987 to 2002, Mr. Korteweg was President and Chief Executive Officer of the Group Executive Committee of Robeco Group in Rotterdam. From 1981 to 1986, he was Treasurer-General at the Netherlands Ministry of Finance. In addition, Mr. Korteweg served as a professor of economics from 1971 to 1998. He serves as Chairman of the Supervisory Boards of the Dutch Central Bureau of Statistics, DaimlerChrysler Nederland BV and certain Netherlands subsidiaries of Cerberus’ portfolio companies, including TLGB Holdings Nederland BV and Teleglobe Netherlands BV.

J. Michael Lawrie joined us as a director effective September 30, 2005. Mr. Lawrie most recently served as Chief Executive Officer of Siebel Systems, Inc. from May 2004 to April 2005. Prior to joining Siebel Systems, Mr. Lawrie served in various management positions at IBM Corporation for 27 years. From July 2001 to May 2004, he served as a Senior Vice President and Group Executive at IBM, where he was responsible for IBM’s worldwide sales and distribution activities. Mr. Lawrie also served as IBM’s General Manager for Europe, Middle East and Africa from 1998 to June 2001 and held various sales, marketing, development and financial management positions from 1977 to 1998. Mr. Lawrie is a member of the board of directors of Symbol Technologies, Inc.

Marc F. McMorris joined us as a director in 2003. Mr. McMorris is a Managing Director of General Atlantic LLC, a private equity investment firm and our affiliate, that makes investments in information technology, process outsourcing and communications businesses on a global basis. Mr. McMorris has been with General Atlantic since 1999. Prior to joining General Atlantic, he served as a Vice President in the High Technology group of Goldman, Sachs & Co.

Mark A. Neporent joined us in 2000 as a director. Mr. Neporent is Senior Managing Director and Chief Operating Officer of Cerberus, our affiliate. Prior to joining Cerberus in 1998, Mr. Neporent was a partner of Schulte Roth & Zabel LLP, a New York City-based law firm, where he was part of the firm’s Business Reorganization and Finance Group doing extensive work on behalf of Cerberus. Mr. Neporent has 22 years of experience in the distressed securities, bankruptcy and high-yield finance business. Mr. Neporent is a director of several companies including Tandem Solutions, Inc. and MCI.

Committee Composition

On September 30, 2005, the Board accepted the resignations of Raymond H. Wechsler and William E. Ford as directors of SSA Global.  Mr. Ford also resigned from our Compensation and Nominating and Governance Committees.  Additionally, the Board accepted the resignation of Marc McMorris from our Audit Committee, although he remains a director on our Board and began serving on our Nominating and Governance Committee effective September 30, 2005.  To our knowledge, none of Messrs. Wechsler, Ford or McMorris resigned from the positions stated above due to any disagreement with our operations, policies or practices.

Effective September 30, 2005, the Board, with the approval of certain stockholders as required under our Restated Certificate of Incorporation, elected J. Michael Lawrie and Howard Cohen as directors of SSA Global.  Mr. Lawrie serves on the Audit and Compensation Committees and Mr. Cohen serves on our Compensation Committee.

There is no arrangement or understanding between either Messrs. Lawrie and Cohen and any other person pursuant to which he was selected as a director.  The Board has determined that Mr. Lawrie is an “independent director” (as defined in NASD Marketplace Rules).

Stockholder Nominations

The Nominating and Governance Committee has a policy with regard to the consideration of any director candidates recommended by stockholders. Suggestions for candidates to our Board may be made in writing and mailed to the Nominating and Governance Committee, c/o Kirk Isaacson, Secretary, at our principal executive offices, 500 W. Madison, Suite 2200, Chicago, IL, 60661. Nominations must be submitted in a manner consistent with our Bylaws. We will furnish a copy of the Bylaws to any person, without charge, upon written request directed to our Secretary at our principal executive offices. Each candidate suggestion made by an SSA Global stockholder must include the following:

•                  the candidate’s name, contact information, detailed biographical material, qualifications and an explanation of the reasons why the stockholder believes that this candidate is qualified for service on our Board;

•                  all information relating to the candidate that is required to be disclosed in solicitations of proxies for elections of directors in an election contest, or as otherwise required, under the securities laws;

•                  a written consent of the candidate to being named in a Company proxy statement as a nominee and to serving as a director if elected; and

•                  a description of any arrangements or undertakings between the stockholder and the candidate regarding the nomination.

The Nominating and Governance Committee will evaluate all stockholder-recommended candidates on the same basis as any other candidate.  Among other things, the Nominating and Governance Committee will consider the experience and qualifications of any particular candidate as well as such candidate’s past or anticipated contributions to the Board and its committees.  The Nominating and Governance Committee operates pursuant to a written charter.  Our Nominating and Governance Committee charter is available to stockholders on our website at http://investor.ssaglobal.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  Based solely on our review of the copies of such reports received by us with respect to transactions during fiscal 2005 or written representations from certain reporting persons, we believe that our directors, executive officers and persons who own more than 10% of our equity securities have complied with all applicable filing requirements for fiscal 2005.

Code of Ethics

We have adopted the SSA Global Code of Conduct or the Code of Ethics, which is applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and other senior financial officers performing similar functions. The Code of Ethics satisfies all of the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and

Exchange Commission pursuant to the Sarbanes-Oxley Act. The Code of Ethics also satisfies the listing standards established by The Nasdaq National Market, the exchange on which the our stock is listed. The Code of Ethics is posted on our website under Corporate Governance at http://investor.ssaglobal.com. We will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to our Secretary at our principal executive offices.

Waivers of provisions of the Code of Ethics that are granted to any of our directors or executive officers may only be made by our Board or by a committee designated by our Board. Any waiver that is granted to any director or executive officer will be publicly disclosed as required by the Nasdaq National Market and applicable laws, rules and regulations.

Item 11. Executive Compensation

The following table sets forth the cash and non-cash compensation for fiscal 2005, 2004 and 2003 awarded to or earned by our chief executive officer and our five other most highly compensated executive officers during fiscal 2005.

Summary Compensation Table

					Long-term
					Compensation
		Annual Compensation			Awards
				Other	Securities
				Annual	Underlying	All Other
Name and Principal Position	Year	Salary (1)	Bonus (2)	Compensation (3)	Options/SARs	Compensation (4)(5)

Michael Greenough	2005	$500,000	$782,798	$21,300	250,000	$3,081,198
Chairman, President and	2004	500,000	744,480	36,000	—	1,680
Chief Executive Officer	2003	500,000	843,767	38,500	2,953,867	2,280

Graeme Cooksley	2005	$390,000	$317,813	$50,000	100,000	$567,741
Executive Vice President –	2004	390,000	372,240	72,000	—	—
Sales and Marketing	2003	390,000	421,884	51,000	763,164	—

Stephen P. Earhart (6)	2005	$325,000	$244,580	$—	100,000	$426,715
Executive Vice President and	2004	300,000	248,160	—	—	1,008
Chief Financial Officer	2003	300,000	53,412	—	572,663	1,368

Ross D. Garrity (7)	2005	$375,000	$192,849	$—	180,000	$42,087
Executive Vice President –	2004	—	—	—	—	—
Global Operations	2003	—	—	—	—	—

Kirk Isaacson	2005	$260,000	$224,797	$—	—	$154,730
Executive Vice President,	2004	260,000	231,002	—	—	4,090
General Counsel and Secretary	2003	260,000	332,592	—	202,014	4,219

John R. Walles (8)	2005	$200,000	$220,052	$—	—	$264,325
Executive Vice President –	2004	200,000	248,160	—	—	2,672
Operations	2003	200,000	281,255	—	351,654	2,422

(1)	Executive compensation for 2003, 2004 and 2005 is for the twelve months ended July 31 of each year.
(2)	Includes bonus amounts earned during the fiscal year periods.
(3)	Includes a housing allowance for Mr. Greenough and Mr. Cooksley.
(4)

Upon the consummation of our IPO, we paid certain members of management a bonus in the aggregate amount of approximately $5.5 million. Of this amount, Messrs. Greenough, Cooksley, Earhart, Issacson and Walles received $2,122,348, $567,321, $425,707, $150,173 and $261,413, respectively, and the remainder was paid to certain of our other management employees. The special management bonus was paid to both reward management for their efforts in helping to consummate the IPO and to adjust the benefits intended to be made available to management under the SSA Global Technologies, Inc. 2003 Equity Incentive Plan (“the Plan”), in the event of a stockholder dividend. The Plan provided for the adjustment as the compensation committee deemed appropriate, in its discretion, in order to prevent dilution of the benefits intended to be made available pursuant to such award. Accordingly, upon the consummation of the IPO, the bonus was paid to the named officers and additional stock options were granted to other employees, in proportion to the number of options they held at the time of the IPO, in order to compensate them under the Plan in relation to the $25.0 million dividend paid to the holders of our Series A Convertible Preferred Stock on January 28, 2005, and for their efforts in consummating the IPO. In addition, Mr. Greenough received a one-time payment of $957,170 in exchange for his agreement, effective upon the consummation of the IPO, to the elimination of the deferred bonus payment provided for

(5)

Includes premiums on Company-provided life insurance for Mr. Greenough of $1,680, $1,680 and $2,280 for fiscal 2005, 2004 and 2003, respectively. Includes premiums on Company-provided life insurance for Mr. Cooksley of $420 for fiscal 2005. Includes premiums on Company-provided life insurance of $1,008, $1,008 and $1,368 for Mr. Earhart for fiscal 2005, 2004 and 2003, respectively. Includes premiums on Company-provided life insurance of $420 for Mr. Garrity for fiscal 2005. Includes the Company match on 401(k) salary deferrals for Mr. Isaacson of $3,683, $3,216, $3,033 for fiscal 2005, 2004 and 2003, respectively, and premiums on Company-provided life insurance of $874, $874 and $1,186 for fiscal 2005, 2004 and 2003, respectively. Includes the Company match on 401(k) salary deferrals for Mr. Walles of $2,000, $2,000, $1,750 for fiscal 2005, 2004 and 2003, respectively, and premiums on Company-provided life insurance of $912, $672 and $672 for fiscal 2005, 2004 and 2003, respectively.

under his former employment agreement. See “—Employment Agreements—Michael Greenough.”
(6)	Mr. Earhart joined us in June 2003. The salary amount reflected above for fiscal 2003 represents an annualized amount
(7)

Mr. Garrity joined us in April 2005 and, at his current base salary and bonus rate, would have been one of our five most highly compensated executive officers had he been employed by us throughout fiscal 2005. The salary amount reflected above represents an annualized amount. Mr. Garrity’s annual base salary and annual target bonus are each $375,000. The fiscal 2005 bonus included a $100,000 signing bonus. Other all compensation represents the fiscal 2005 portion of the minimum $1.0 million stock option gain accrued for Mr. Garrity. See “—Employment Agreements—Ross D. Garrity.”

(8)	Mr. Walles resigned from his position with us effective as of October 31, 2005.

Stock Option Grants

Option Grants in Fiscal 2005

			Individual Grant
	Number of		Percent of Total			Potential Realizable Value at
	Securities		Options/SARs	Exercise	Latest	Assumed Annual Rate of
	Underlying		Granted to	or Base	Possible	Stock Price Appreciation for
	Options/SARs		Employees	Price	Expiration	Option Term
Name	Granted		in Fiscal 2005	($/Sh) (1)	Date	5%	10%

Michael Greenough	250,000	(2)	8.3%	$12.39	July 11, 2015	$1,948,001	$4,936,617

Graeme Cooksley	100,000	(2)	3.3%	12.39	July 11, 2015	779,200	1,974,647

Stephen P. Earhart	100,000	(2)	3.3%	12.39	July 11, 2015	779,200	1,974,647

Ross D. Garrity	145,000	(3)	4.8%	11.00	May 25, 2015	1,003,087	2,542,019
	35,000	(2)	1.2%	12.39	July 11, 2015	272,720	691,126

(1)	Exercise price equals fair market value of common stock on the date of grant.
(2)	Options vest in equal monthly installments over a four year period beginning on August 31, 2005.
(3)	Options vest in equal monthly installments over a four year period beginning on June 30, 2005.

Aggregated Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-money Options at
	Acquired	Value	Options at July 31, 2005		July 31, 2005 (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael Greenough	—	—	2,430,786	773,081	$26,957,417	$5,990,968
Graeme Cooksley	—	—	628,020	235,144	6,964,742	1,574,747
Stephen P. Earhart	—	—	298,261	374,402	2,046,070	1,985,398
Ross D. Garrity (2)	—	—	6,041	173,959	12,988	325,362
Kirk Isaacson	—	—	166,240	35,774	1,843,602	396,734
John R. Walles (3)	—	—	289,381	62,273	3,209,235	690,608

(1)   These amounts have been determined by multiplying the aggregate number of options by the difference between our closing stock price of $13.15 at the close of the market on July 29, 2005 and the exercise price for the options. The SSA Global stock price of $13.15 does not represent our estimate or projection of the future stock price.

(2)   Mr. Garrity joined us in April 2005 and, at his current base salary rate, would have been one of our five most highly compensated executive officers had he been employed by us throughout fiscal 2005. Upon the consummation of our IPO, Mr. Garrity received options to purchase 145,000 shares of our common stock at an exercise price equal to the IPO price of $11.00 per share.

(3)   Mr. Walles resigned from his position with us effective as of October 31, 2005. Upon his resignation and termination of employment, Mr. Walles’ options became fully vested.

Compensation of Directors

In fiscal 2005, our independent directors received a one-time option grant for 36,250 shares of our common stock upon joining our Board, were paid an annual retainer of $50,000 for serving as a director and an additional annual retainer of $25,000 was paid to the chair of our audit committee.  John W. Barter, Marcus Hansen and James Chapman were designated independent directors in fiscal 2005.  Mr. Barter serves as our Audit Committee financial expert as defined in the SEC’s rules and, in addition to his retainer fees, received a $100,000 one-time acceptance fee in January 2004 in connection with his appointment as a director and chairman of our audit committee.  He also received a bonus payment of $50,000 in connection with his audit committee services performed in fiscal 2005 during our public offering preparation. Non-independent (as nominated by our two primary owners) directors did not receive compensation for their service on the Board in fiscal 2005.

Effective September 30, 2005, the Compensation Committee of our Board approved the revised director compensation plan whereby each non-employee director will receive an annual retainer of $75,000, paid in quarterly installments.  Of this amount, 25%, net of any applicable taxes, is required to be invested in our common stock.  In addition, the chairman of the Audit and Compensation Committees will each receive an additional $25,000 annually, paid in quarterly installments.  Each non-employee director has the right to participate in the SSA Global Technologies, Inc. 2003 Equity Incentive Plan, which we refer to as the Plan.  Under the Plan, upon appointment, each new non-employee director will receive an initial option to purchase 10,000 shares of our common stock at an exercise price to be determined at the time of award.  Additionally, so long as they continue to serve on the Board, each year, each non-employee director will receive additional options to purchase 2,500 shares of common stock under the Plan.  All directors are entitled to reimbursement for reasonable travel and accommodation expenses in connection with the performance of their duties as directors and Board committee members.

Employment Agreements

Michael Greenough

Until amended and supplemented as discussed below, Mr. Greenough’s employment agreement extended through December 31, 2006, to be automatically renewed annually each January 1st unless terminated at any time as discussed below. His agreement provides for an annual base salary of $500,000 and an annual target bonus of at least $500,000 but not more than $800,000, as determined by the Board, but subject to the attainment of performance goals. Mr. Greenough’s annual bonus for fiscal 2005 was $782,798. However, the actual amount of any annual bonus payable to Mr. Greenough shall be determined by the Board in its sole discretion. Mr. Greenough is also provided a housing allowance.

Mr. Greenough’s employment agreement entitled him to receive, on or before July 31, 2003, options to purchase 2,953,867 shares of common stock at an exercise price per share equal to $2.06. These options were granted to Mr. Greenough on July 31, 2003.  Mr. Greenough has registration rights with respect to any shares acquired upon exercise of these options, which entitle him to sell, in any registration of shares of common stock on behalf of our controlling stockholders, the percentage of such shares equal to the aggregate percentage of the shares proposed to be registered by our controlling stockholders in such registration in relation to the aggregate amount of shares of common stock owned by our controlling stockholders. To the extent the number of shares included in a registration is subject to cutback, such cutbacks shall be made pro rata as between Mr. Greenough, on the one hand, and our controlling stockholders, on the other hand. Thereafter, on July 12, 2005, and pursuant to the terms and conditions of our equity incentive plan, Mr. Greenough was granted options to purchase an additional 250,000 shares of common stock at an exercise price per share equal to $12.39.

Prior to the amendment to his employment agreement discussed below, Mr. Greenough was entitled to receive a deferred bonus payment if he terminated his employment without “good reason” (as defined in his employment agreement) prior to January 3, 2007. The purpose of the deferred bonus payment was to reward Mr. Greenough for his services prior to and during the term of his current employment agreement. The deferred bonus payment was the lesser of (a) the fair market value of five percent of our outstanding common stock or (b) (i) $5.0 million, if Mr. Greenough terminated his employment on or before January 3, 2005; (ii) $7.0 million, if Mr. Greenough terminated his employment after January 3, 2005, but on or before January 3, 2006; and (iii) $9.0 million, if Mr. Greenough terminated his employment after January 3, 2006, but on or before January 3, 2007. If Mr. Greenough terminated his employment after January 3, 2007, he would not be entitled to receive a deferred bonus amount. Effective May 26, 2005, Mr. Greenough’s employment agreement was amended to eliminate his right to receive a deferred bonus payment in exchange for a one-time payment of $957,170.

If we terminate Mr. Greenough other than for “cause” or if he resigns for “good reason,” each as defined in his employment agreement, subject to Mr. Greenough signing a release of all claims against us, he would be entitled to continuation of his base salary for one year and payment of an amount equal to his average annual bonus for the prior three-year period (or shorter period) preceding termination payable in 12 equal installments, as well as vesting of unvested shares under options. He would also receive a pro rata portion of his target bonus for the fiscal year in which such termination occurs determined by multiplying the applicable target bonus amount by a fraction the numerator of which is the number of days in the fiscal year prior to the date of termination and the denominator of which is 365 payable within sixty days of the end of our fiscal year and provided that applicable performance targets have been satisfied or, in the reasonable judgment of our Board of Directors, are likely to be satisfied.  In addition, if Mr. Greenough’s employment agreement is not renewed at the end of the term, he would be entitled to receive $100,000, payable in twelve equal monthly payments, provided that he signs a release of all claims against us. Mr. Greenough would not be prohibited from entering into a consulting or other form of employment arrangement with us following a termination of his employment.

We entered into a supplemental agreement with Mr. Greenough, effective May 26, 2005, to extend the term of his employment agreement until May 26, 2008. If Mr. Greenough is terminated by us other than for “cause” or if he resigns for “good reason,” each as defined in his supplemental agreement, at any time during such three-year term, Mr. Greenough will receive, in addition to the severance benefits described above, continued base salary and bonus (based upon the yearly average bonus achieved in the 24 months preceding the termination or resignation) for the remainder of the term as if he remained employed by us until May 26, 2008.

Graeme Cooksley

Until supplemented as discussed below, Mr. Cooksley’s employment agreement will continue until it is terminated at any time.  His restated agreement provides for an annual base salary and annual target bonus, which were $390,000 and $325,000, respectively, in fiscal 2005. Mr. Cooksley’s actual bonus in fiscal 2005 was $317,813.  On July 31, 2003, Mr. Cooksley was awarded, pursuant to the terms and conditions of our equity incentive plan, options to purchase 763,164 shares of common stock at an exercise price per share equal to $2.06.  Thereafter, on July 12, 2005, and pursuant to the terms and conditions of our equity incentive plan, Mr. Cooksley was granted options to purchase an additional 100,000 shares of common stock at an exercise price per share equal to $12.39.

If Mr. Cooksley is terminated other than for “cause” or if he resigns for “good reason,” each as defined in his agreement governing severance obligations and termination of employment, subject to Mr. Cooksley signing a release of all claims against us, he would receive (i) continuation of his base salary for a period of twelve months following termination, (ii) continuation of fifty percent of quarterly base target bonus for a period of four fiscal quarters following termination and (iii) a pro rata portion of his annual target bonus (based on 100% achievement and exclusive of any multipliers) for the fiscal year in which such termination occurs, determined by multiplying 50% of his annual target bonus by a fraction, the numerator of which would be the number of days in the fiscal year prior to the date of termination and the denominator of which would be 365.

We entered into a supplemental agreement with Mr. Cooksley, effective May 26, 2005, to extend the term of his employment until May 26, 2008.  If Mr. Cooksley is terminated by us other than for “cause” or if he resigns for “good reason,” each as defined in the supplemental agreement described above, at any time during such three-year term, Mr. Cooksley will receive, in addition to the severance benefits described above, continued base salary and bonus (based upon the yearly average bonus achieved in the 24 months preceding the termination or resignation) for the remainder of the term as if he remained employed by us until May 26,2008.

Stephen P. Earhart

Until supplemented as discussed below, Mr. Earhart’s employment agreement will continue until it is terminated at any time. His agreement provides for an annual base salary and an annual target bonus, which were $325,000 and $250,000, respectively, in fiscal 2005. Mr. Earhart’s actual bonus in fiscal 2005 was $244,580. On July 31, 2003, Mr. Earhart was awarded, pursuant to the terms and conditions of our equity incentive plan, options to purchase 572,663 shares of common stock at an exercise price per share equal to $6.29. Thereafter, on July 12, 2005, and pursuant to the terms and conditions of our equity incentive plan, Mr. Earhart was granted options to purchase an additional 100,000 shares of common stock at an exercise price per share equal to $12.39.

If Mr. Earhart is terminated other than for “cause” or if he resigns for “good reason,” each as defined in his agreement governing severance obligations and termination of employment, subject to Mr. Earhart signing a release of all claims against us, he would receive (i) continuation of his base salary for a period of twelve months following termination, (ii) continuation of fifty percent of quarterly base target bonus for a period of four fiscal quarters following termination and (iii) a pro rata portion of his annual target bonus (based on 100% achievement and exclusive of any multipliers) for the fiscal year in which such termination occurs, determined by multiplying 50% of his annual target bonus by a fraction, the numerator of which would be the number of days in the fiscal year prior to the date of termination and the denominator of which would be 365.

We entered into a supplemental agreement with Mr. Earhart, effective May 26, 2005, to extend the term of his employment until May 26, 2008. If Mr. Earhart is terminated by us other than for “cause” or if he resigns for “good reason,” each as defined in the supplemental agreement described above, at any time during such three-year term, Mr. Earhart will receive, in addition to the severance benefits described above, continued base salary and bonus (based upon the yearly average bonus achieved in the 24 months preceding the termination or resignation) for the remainder of the term as if he remained employed by us until May 26, 2008.

Ross D. Garrity

Ross D. Garrity joined us in April 2005. Pursuant to his employment agreement, Mr. Garrity’s employment will continue until it is terminated at any time. His agreement provides for an annual base salary and an annual target bonus of $375,000 each. Mr. Garrity’s actual bonus in fiscal 2005 was $92,849. Mr. Garrity received an additional one-time signing bonus of $100,000 within 30 days of joining us.  On May 25, 2005, Mr. Garrity was awarded, pursuant to the terms and conditions of our equity incentive plan, options to purchase 145,000 shares of common stock at an exercise price per share equal to $11.00.  Thereafter, on July 12, 2005 and pursuant to the terms and conditions of our equity incentive plan, Mr. Garrity was granted options to purchase an additional 35,000 shares of common stock at an exercise price per share equal to $12.39.

If Mr. Garrity is terminated for any reason other than for “cause” or if he resigns for “good reason,” each as defined in his employment agreement, subject to Mr. Garrity signing a release of all claims against us he would receive (i) continuation of his base salary for a period of twelve months following termination, (ii) continuation of fifty percent of his quarterly incentive bonus for a period of four fiscal quarters following termination, (iii) a pro rata portion of his annual target bonus (based on 100% achievement and exclusive of any multipliers) for the fiscal year in which such termination occurs, determined by multiplying 50% of his annual target bonus by a fraction, the numerator of which would be the number of days in the fiscal year prior to the date of termination and the denominator of which would be 365, and (iv) if he has been employed by us for four years or more and, during such four year period, could not have realized a net gain of at least $1.0 million from the exercise of his vested stock options, a payment equal to the difference between (x) the sum of $1.0 million plus the aggregate exercise price of his vested stock options less (y) the fair market value of our common stock at the end of the four year period.  If he resigns for “good reason,” the payment shall be payable pro rata based on the number of months he has been employed by us.

Kirk J. Isaacson

Pursuant to his employment agreement, Mr. Isaacson’s employment extends for one year, with automatic renewal annually unless his employment agreement is terminated at any time as discussed below. Mr. Isaacson’s agreement provides for an annual base salary and an annual target bonus, which were $260,000 and $190,000, respectively, in fiscal 2005. Mr. Isaacson’s actual bonus in fiscal 2005 was $224,797. On July 31, 2003, Mr. Isaacson was awarded, pursuant to the terms and conditions of our equity incentive plan, options to purchase 202,014 shares of common stock at an exercise price per share equal to $2.06.

If Mr. Isaacson is terminated other than for “cause” or if he resigns for “good reason,” each as defined in his agreement governing severance obligations and termination of employment, subject to Mr. Isaacson signing a release of all claims against us he would receive (i) continuation of his base salary for a period of twelve months following termination, (ii) continuation of fifty percent of quarterly base target bonus for a period of four fiscal quarters following termination and (iii) a pro rata portion of his annual target bonus (based on 100% achievement and exclusive of any multipliers) for the fiscal year in which such termination occurs, determined by multiplying 50% of his annual target bonus by a fraction, the numerator of which would be the number of days in the fiscal year prior to the date of termination and the denominator of which would be 365.

John R. Walles

Pursuant to his employment agreement, Mr. Walles’ employment would continue until it is terminated at any time. His agreement provides for an annual base salary and an annual target bonus, which were $200,000 and $225,000, respectively, in fiscal 2005. Mr. Walles’ actual bonus was $224,797.

If Mr. Walles was terminated for any reason other than for “cause” or if he resigns for “good reason,” each as defined in his agreement governing severance obligations and termination of employment, subject to Mr. Walles signing a release of all claims against us he would receive (i) continuation of his base salary for a period of twelve months following termination, (ii) continuation of fifty percent of quarterly base target bonus for a period of four fiscal quarters following termination and (iii) a pro rata portion of his annual target bonus (based on 100% achievement and exclusive of any multipliers) for the fiscal year in which such termination occurs, determined by multiplying 50% of his annual target bonus by a fraction, the numerator of which would be the number of days in the fiscal year prior to the date of termination and the denominator of which would be 365.  On July 31, 2003, Mr. Walles was awarded, pursuant to the terms and conditions of our equity incentive plan, options to purchase 351,654 shares of common stock at an exercise price per share equal to $2.06.

Effective October 31, 2005, Mr. Walles resigned from us and, in connection therewith, on November 4, 2005, entered into a General Release and Additional Terms agreement, pursuant to which, in part, both we and Mr. Walles agreed to release each other from future claims and demands arising in the ordinary course of his employment. Additionally, under the terms of the agreement, all options under the Plan became fully vested, but Mr. Walles remains subject to a six-month “lock-up” period, which will expire on November 22, 2005. A Memorandum of Understanding attached to the General Release and Additional Terms agreement contains limited commercial terms of his leaving, including treatment of stock options and severance obligations.

For each of Messrs. Greenough, Cooksley, Earhart, Garrity, Isaacson and Walles, their annual bonuses for fiscal 2005 were based (i) 30% on revenue achievement to budget, (ii) 30% on profit achievement to budget (using EBITDA as the profit measure), (iii) 20% on operating cash flow achievement to budget and (iv) 20% on strategic objectives specific to such executive. See “—Summary Compensation Table” for the annual bonuses paid to each executive in the past three years.

Equity Incentive Plan

The Plan is administered by a Committee appointed by the Board. The Plan allows for the granting of up to 19,575,000 shares of common stock. During any calendar year, no employee may be granted options to acquire more than 7,250,000 shares of stock. As of July 31, 2005, 12,932,594 shares were outstanding under the Plan.

The Plan will expire on July 15, 2013, although our Board may amend or terminate the plan at any time.

In the event a change in control occurs while a participant is employed by us, the option shares shall vest and become exercisable in full immediately prior to the effective date of the change in control. However, vesting shall not be accelerated if (i) the option is assumed by the successor entity or (ii) the option is replaced with a cash incentive program of equal value. Option shares neither exercised nor assumed shall terminate upon the consummation of the change in control.

Under the Plan, the four forms of stock option agreements, other than for Michael Greenough (as discussed below), that have been entered into by employees are: (i) the stock option agreements for key employees hired prior to April 30, 2003, (ii) the stock option agreements for non-key employees hired prior to April 30, 2003, (iii) the stock option agreements for key employees hired on or after April 30, 2003 and (iv) the stock option agreements for non-key employees hired on or after April 30, 2003. Under the agreements listed in clauses (i) and (ii), fifty percent of the option, or 2/48th of the option in the case of Stephen Earhart’s agreement, vests and is exercisable immediately on the day it is granted, and the balance of the unvested portion of the option vests over a four-year period such that 1/48th of the option vests and becomes fully exercisable on the last day of each calendar month. Under the agreements listed in clauses (iii) and (iv), the option vests over a four-year period such that 1/48th of the option vests and becomes fully exercisable on the last day of each calendar month. All options expire on the tenth anniversary of the day they are granted, unless terminated earlier.

Termination Provisions

If a key employee participant is terminated by us other than for “cause,” as defined in the stock option agreement, or if the key employee participant terminates his or her employment for “good reason,” as defined in the stock option agreement, any unvested portion of the option would become immediately vested and exercisable and all vested options could be exercised at any time before the earlier of expiration and ninety days of the date of termination of employment.

If a non-key employee participant is terminated by us for other than “cause,” as defined in the stock option agreement, or if a non-key employee participant terminates his or her employment with us, the portion of the option exercisable on the date of termination could be exercised at any time before the earlier of expiration and ninety days of the date of termination of employment.

If any participant is terminated by us for “cause,” the unexercised portion of the option would terminate immediately.

Options Provisions for Michael Greenough

If Mr. Greenough is terminated by us other than for “cause,” as defined in his employment agreement, or if he terminates his employment for “good reason,” also as defined in his employment agreement, any unvested options would become immediately vested and exercisable and could be exercised at any time before expiration and within one year of the date of termination.

Although some of our employment contracts with our executive officers (including Mr. Greenough) contemplate that we may make loans to them to acquire option shares, we have not made any such loans nor will we do so as we are precluded by the Sarbanes-Oxley Act of 2002 from making such loans.

Management Lock-up Agreements

One-Hundred Eighty Day Lock-up Agreements

All of our officers have entered into lock-up agreements with us having a term of one hundred and eighty days, commencing on May 26, 2005, or the Initial Lock-up Period.  Such term may be extended if (a) during the last 17 days of the Initial Lock-Up Period, we release earnings or results or announce material news or a material event, or (b) prior to the expiration of the Initial Lock-Up Period, we announce that we will release earnings results during the 16-day period beginning on the last day of the Initial Lock-Up Period, then, in each case, the Lock-Up Period will be automatically extended until the expiration of the 18-day period beginning on the date of release of the earnings results or the announcement of the material news or material event, as applicable, unless certain representatives of our underwriters waive, in writing, such extension.  Subject to certain limited exceptions, these lock-up agreements apply to beneficial ownership of shares of our common stock, options or warrants to purchase any shares of our common stock or any securities convertible into or exchangeable for or that represent the right to receive shares of our common stock.

Three-Year Lock-Up Agreement

Certain of our officers, including Messrs. Greenough, Cooksley and Earhart, have also entered into lock-up agreements with us having a term of three years, commencing on May 26, 2005. Subject to certain limited exceptions, the lock-up agreements will apply to shares of our common stock beneficially owned by them. If Cerberus, General Atlantic or any of their respective affiliates sells any shares of our common stock, each of the officers party to these lock-up agreements will be entitled to sell the number of shares of our common stock that is equal to (a) the number of shares of our common stock beneficially owned by such officer on May 26, 2005 multiplied by (b) a fraction, of which (i) the numerator is the number of shares of our common stock to be sold by Cerberus, General Atlantic and their affiliates in such transaction and (ii) the denominator is the total number of shares of our common stock held by Cerberus, General Atlantic and all of their affiliates. In addition, the officers will be permitted to sell that number of shares of common stock as may be approved by the Compensation Committee of our Board of Directors from time to time.

An officer will be released from his obligations under his lock-up agreement in the event of the (i) death of such officer, (ii) termination by us of such officer’s employment without “cause” (as defined below) or on account of such officer’s “disability” (as defined below), or (iii) termination by such officer of his or her employment with us for “good reason” (as defined below).

For purposes of the lock-up agreements, (a) ”cause” means any of the following: (i) embezzlement, dishonesty, or fraud, (ii) conviction (or plea of nolo contendere) for a felony or conviction (or plea of nolo contendere) of any crime involving moral turpitude or that impairs the officer’s ability to perform his duties, (iii) improper and material disclosure or use of our or any of our subsidiary’s confidential or proprietary information, or (iv) the officer’s willful failure or refusal to follow the lawful and good faith direction of us or any of our subsidiaries to perform his material duties which, if curable, remains uncured following 30 days’ written notice to the officer from us describing such failure or refusal; (b) ”disability” means a determination by us in accordance with applicable law that, as a result of a physical or mental illness, the officer is unable and has been unable to perform the essential functions of his or her job with or without reasonable accommodation for a period of (x) 90 consecutive days or (y) 180 days in any one-year period; and (c) “good reason” means a decrease in the officer’s base salary (not consented to in advance by the officer or ratified subsequently by the officer) or a “change in control,” as defined in the Plan.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

There are no compensation committee interlocks (i.e., none of our executive officers serves as a member of the Board or the compensation committee of another entity which has an executive officer serving on our Board or the compensation committee of our Board).

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of July 31, 2005 by:

•     each person who is known by us to beneficially own 5% or more of our outstanding common stock;

•                  each of our directors; and

•                  each of our executive officers named in the Summary Compensation Table and all of our current directors and executive officers as a group.

Unless otherwise indicated in the footnotes to the table, each stockholder has sole voting and investment power with respect to shares beneficially owned and all addresses are in care of our company. All primary share amounts and percentages reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act.

			Percentage of
	Shares of		Total Common
Name and Address of Beneficial Owner	Common Stock		Stock (%)

Stephen Feinberg (1)(2)	43,154,833		63.4%
Investment entities affiliated with General Atlantic, LLC (3)	15,784,943		23.2%
Michael Greenough	2,466,763	(4)	3.5%
Graeme Cooksley	638,053	(4)	*
Stephen P. Earhart	311,778	(4)	*
John R. Walles	293,045	(4)	*
Kirk Isaacson	168,345	(4)	*
Ross D. Garrity	9,791	(4)	*
John W. Barter	15,858	(4)	*
James N. Chapman	2,265		*
William E. Ford (3)	15,784,943		23.2%
Michael Green	—		*
Marcus C. Hansen	15,103	(4)	*
Pieter Korteweg	—		*
Marc F. McMorris (3)	15,784,943		23.2%
Mark Neporent	—		*
Raymond H. Wechsler	—		*
Directors and executive officers as a group (15) persons, including
those listed above	19,705,944		27.4%

 *              Denotes beneficial ownership of less than 1% of the total common stock.

(1)          SSA Investor, LLC held 26,803,948 shares of our common stock, SSA Warrant Holdings, LLC held 9,154,962 shares of our common stock, Ableco, L.L.C. held 1,236,721 shares of our common stock, Cerberus Partners, L.P. held 1,537,079 shares of our common stock, Cerberus Institutional Partners, L.P. held 2,504,131 shares of our common stock, and Madeleine L.L.C. held 1,917,992 shares of our common stock. Stephen Feinberg, through one or more intermediate entities, possesses sole power to vote and direct the disposition of all securities of our company held by SSA Investor, LLC, SSA Warrant Holdings, LLC, Ableco, L.L.C., Cerberus Partners, L.P., Cerberus Institutional Partners, L.P. and Madeleine L.L.C. Thus, for the purposes of Reg. Section 240.13d3, Mr. Feinberg is deemed to beneficially own 43,154,833 shares of our common stock.

(2)          The address for Stephen Feinberg is c/o Cerberus Capital Management, L.P., 299 Park Avenue, 22nd Floor, New York, New York 10171.

(3)          General Atlantic Partners 76, L.P. (“GAP 76”) owns 13,401,341 shares of our common stock; General Atlantic Partners 77, L.P. (“GAP 77”) owns 14,346 shares of our common stock; General Atlantic Partners 80, L.P. (“GAP 80”) owns 1,283,987  shares of our common stock; GAP Coinvestment Partners II, L.P. (“GAPCO II”) owns 784,363 shares of our common stock; GAP Coinvestments III, LLC (“GAPCO III”) owns 76,401 shares of our common stock; GAP Coinvestments IV, L.P. (“GAPCO IV”) owns 19,924 shares of our common stock; GapStar, LLC (“GapStar”) owns 182,964 shares of our common stock; and GAPCO GmbH & Co. KG (“GAPCO KG”) owns 21,617 shares of our common stock. General Atlantic LLC (“GA LLC”) is the general partner of each of GAP 76, GAP 77 and GAP 80 and the sole member of GapStar. The general partners of GAPCO II and the managing members of GAPCO III and GAPCO IV are Managing Directors of GA LLC. The general partner of GAPCO KG is GAPCO Management GmbH (“Management GmbH”). The Managing Directors of General Atlantic direct the voting and disposition of shares owned by GAPCO KG. Mr. Ford is the President and a Managing Director of GA LLC, a general partner of GAPCO II and a managing member of each of GAPCO III and GAPCO IV.  Mr. McMorris is a Managing Director of GA LLC and a managing member of each of GAPCO III and GAPCO IV.  Messrs. Ford and McMorris disclaim beneficial ownership of such securities except to the extent of their pecuniary interest therein. The address of GAP 76, GAP 77, GAP 80, GAPCO II, GAPCO III, GAPCO IV, GapStar, GA LLC and Messrs. Ford and McMorris is c/o General Atlantic Service Corporation, 3 Pickwick Plaza, Greenwich, Connecticut 06830. The address of GAPCO KG and Management GmbH is c/o General Atlantic GmbH, Koenigsallee 62, 40212 Dusseldorf, Germany.

(4)          Includes shares underlying options that are vested as of, and that will vest within 60 days of, July 31, 2005. The shares held by Messrs. Greenough, Cooksley, Earhart, Walles and Isaacson are subject to lock-up agreements as described in “Management Lock-up Agreements.”

Securities Authorized for Issuance under Equity Compensation Plans

The Plan, which is our only equity-based compensation plan, became effective on July 31, 2003, the date the Plan was adopted by the Board of Directors and approved by the shareholders of the Company. The Plan provides for the granting of incentive stock options and nonqualified stock options to certain directors, officers and employees of and consultants to the Company or its subsidiaries.

The Company does not have any equity compensation plans under which shares of its common stock are authorized for issuance that are not approved by shareholders.  The following table summarizes options outstanding as of July 31, 2005:

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Shares to be	Weighted Average	Equity Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Options
Plan Category	Outstanding Options	Outstanding Options	Outstanding)

Equity compensation plans approved by security holders	12,932,594	$6.20	6,625,148

Equity compensation plans not approved by security holders	—	—	—

Total	12,932,594	$6.20	6,625,148

Item 13.  Certain Relationships and Related Transactions

Initial Public Offering of Common Shares and Use of Proceeds

On May 26, 2005, we sold 9,000,000 shares of common stock at $11.00 per common share in our IPO, including 1,400,000 shares acquired by investment entities affiliated with General Atlantic. The net proceeds of $86.1 million (gross proceeds of $99.0 million less expenses of the offering) were used to repay $81.2 million of the amount owed (excluding accrued and unpaid interest thereon) under the promissory notes issued on July 18, 2003 to Madeleine L.L.C., an affiliate of Cerberus (an entity under which we are under common control with) and investment entities affiliated with General Atlantic, in the aggregate principal amount of $130.1 million, which were due on November 15, 2006 and accrued interest at a rate of 1.23% per annum. On June 16, 2005, the underwriters of the IPO exercised the over-allotment option to purchase 1,350,000 shares of common stock at the IPO price of $11.00 per share.  The net proceeds of $13.8 million (gross proceeds of $14.8 million less underwriting discount of $1.0 million), along with the remaining proceeds above, were used in part to fund the Boniva and Epiphany acquisitions on August 1, 2005 and September 29, 2005, respectively.

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

Also at the time of the IPO, the terms of the remaining related-party indebtedness, including the remaining portion of the $130.1 million promissory note, the $69.2 million subordinated promissory note, the $23.0 million subordinated promissory note and the $7.7 million subordinated promissory note (all as discussed below) were modified into a senior unsecured promissory note payable to Cerberus and General Atlantic aggregating approximately $151.8 million of indebtedness to provide an interest rate of three-month LIBOR plus 2.75%, a three-year term and a senior unsecured ranking.

Common Stock Issuances

On February 25, 2004, we filed an amendment to our Certificate of Incorporation that reclassified each share of Series A Convertible Preferred Stock outstanding at the time of the amendment into one share of Series A Convertible Preferred Stock and 1.595 shares of common stock, which resulted in the issuance of 4,785,000 shares of common stock.

Registration Rights Agreement

Demand Registration Rights.    Cerberus and the General Atlantic Stockholders have demand registration rights, subject to the following limitations: (i) in no event are we required to effect a demand registration unless the aggregate market price is at least $10,000,000; and (ii) subject to certain requirements pursuant to the registration rights agreement, in no event is the Company required to effect, in the aggregate, more than two demand registrations for the General Atlantic Stockholders and more than five demand registrations for Cerberus. In addition, if Cerberus or the General Atlantic Stockholders request that we file a registration statement on Form S-1 or Form  S-3 for a public offering of all or any portion of their shares of registrable securities, we are required to use our reasonable best effort to register for public sale the registrable securities specified in such request.

Incidental Registration Rights.    If we propose to register any of our securities under the Securities Act (other than in a registration on Forms S-4 or S-8 and other than pursuant to the preceding paragraph), management will notify all holders of registrable securities of its intention and upon the request of any holder, subject to certain restrictions, effect the registration of all securities requested by holders to be so registered.

Pursuant to the registration rights agreement, we will pay all registration expenses and indemnify each holder of registrable securities with respect to each registration which has been effected.

Promissory Notes

On December 19, 2002 we issued a subordinated promissory note to Madeleine L.L.C., a Cerberus affiliate, in the principal amount of $125.0 million but only borrowed $116.4 million under this note. We repaid $8.0 million of this note in December 2002, leaving a balance of $108.4 million at December 31, 2002. On April 2, 2003, we sold a 25% interest in the Company for $75.0 million to various investment entities affiliated with General Atlantic, represented by preferred stock. We used a portion of the proceeds from the issuance of this preferred stock to repay approximately $39.2 million of the subordinated promissory note and cancelled $10.0 million of indebtedness in exchange for $10.0 million of preferred stock, leaving a balance of $59.2 million outstanding under such note. In August 2003, we borrowed $10.0 million from Madeleine L.L.C., increasing the amount outstanding under the subordinated promissory note to $69.2 million. Interest on the subordinated promissory note was 8% per annum, payable monthly in arrears on the last day of each month, until maturity. The maturity date of the subordinated promissory note was

December 31, 2007. The subordinated promissory note was subordinate in right of payment to the prior payment in full of indebtedness, which we designate as our “senior indebtedness.” The principal portion of approximately $69.2 million of this subordinated promissory note was included in the modified senior unsecured notes issued commensurate with the IPO.

In connection with the Baan acquisition, on July 18, 2003, we issued a promissory note in the principal amount of $97.6 million to Madeleine L.L.C., a Cerberus affiliate, and four promissory notes in the aggregate principal amount of $32.5 million to the following investment entities affiliated with General Atlantic: GAP 76, GAP 77, GAPCO II, GapStar and GAPCO KG. Interest on the promissory notes accrued at a rate of 1.23% per annum until maturity. We recorded imputed interest on these notes at 4%, a market rate of interest available from a third party. The maturity date of each of the promissory notes was November 15, 2006. As discussed above, the remaining principal and accrued, but unpaid, interest portion of this subordinated promissory note was included in the modified senior unsecured notes issued commensurate with the IPO.

In connection with the EXE Acquisition, on December 18, 2003, we issued a subordinated promissory note to Madeleine L.L.C., a Cerberus affiliate, in the principal amount of $23.0 million. Interest on the subordinated promissory note is 8% per annum, payable monthly in arrears on the last day of each month, until maturity. The maturity date of the note was December 18, 2006. The note was subordinate in right of payment to the prior payment in full of indebtedness, which we designate as our “senior indebtedness.” The principal portion of this subordinated promissory note was included in the modified senior unsecured notes issued commensurate with the IPO.

On January 20, 2004, we issued five subordinated promissory notes in the aggregate principal amount of approximately $7.7 million to investment entities affiliated with General Atlantic. The interest rate on the notes was 8% per annum, payable monthly in arrears on the last day of each month, until maturity. The maturity date of each of the promissory notes is January 20, 2007. The notes were subordinate in right of payment to the prior payment in full of indebtedness, which we designate as our “senior indebtedness.” The principal portion of this subordinated promissory note was included in the modified senior unsecured notes issued at the time of the IPO.

Credit Facility

On September 22, 2005, we entered into a new senior secured credit agreement (“credit facility”) with a syndicate of financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent.  Pursuant to the credit agreement, the lenders made a $200.0 million term loan, maturing September 22, 2011 (the “term facility”), and a five-year revolving credit facility of up to $25.0 million (the “revolving facility”). The revolving facility is available for loans and for letters of credit to support payment obligations incurred in the ordinary course of business. Proceeds of the term facility were used to repay all related-party debt of approximately $154.7 million of principal and accrued interest, with the remainder used to pay fees of approximately $2.6 million related to the financing and for working capital purposes.  In conjunction with such repayment, we will record a non-cash, non-operating charge of approximately $3.3 million of unamortized financing fees associated with the related-party debt during the three months ended October 31, 2005. The credit facilities will be collateralized by substantially all of our assets and those of our domestic subsidiaries and guaranteed by all of our domestic subsidiaries.

Cerberus and General Atlantic each have representatives on our Board. Normal travel expenses to attend meetings are reimbursed by us.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate audit fees billed by Grant Thornton LLP, our independent auditors, for services provided in connection with the fiscal 2005 and 2004 audits and during each fiscal year for other services provided.

	Fiscal 2005	Fiscal 2004
Audit fees	$2,252,724	$3,672,363
Audit-related fees	1,967,585	1,344,881
Tax fees	42,244	19,581
All other fees	41,000	22,750
Total	$4,303,553	$5,059,575

Audit Fees. The fees identified under this caption were for professional services rendered by Grant Thornton for fiscal year 2005 and 2004 in connection with the audit of our annual financial statements and review of quarterly financial statements. The amounts also include fees for services that are normally provided by the auditor in connection with statutory audits and regulatory filings for the years identified.

Audit-Related Fees. The fees identified under this caption were for assurance and related services that were related to the performance of the audit or review of our financial statements and were not reported under the caption “Audit fees.” Fiscal 2005 audit-related fees consisted primarily of:

•                  fees paid in connection with the filing of amendments to the registration statement on Form S-1 for our initial public offering, a registration statement on Form S-8 and related consents and comfort letters ($913,475);

•                  fees paid in connection with Sarbanes-Oxley Section 404 compliance reviews ($1,049,347); and

•                  other services ($4,763).

Fiscal 2004 audit-related fees consisted primarily of:

•                  fees paid in connection with filing a registration statement on Form S-1 for our initial public offering and related consents ($984,719);

•                  fees paid in connection with Sarbanes-Oxley Section 404 compliance reviews ($33,309);

•                  fees related to acquisition reviews ($296,953); and

•                  other services ($29,900).

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

All Other Fees. All other fees related to benefit plan audits in both fiscal years.

Approval Policy. Our Audit Committee approves in advance all services provided by our independent auditor. All engagements of our independent auditor in fiscal year 2005 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description
10.77	General Release and Additional Terms agreement between SSA Global Technologies, Inc., and John Walles, dated November 4, 2005. (A)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith

(A)      Previously filed on November 4, 2005 as an exhibit to the Registrant’s Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SSA Global Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SSA GLOBAL TECHNOLOGIES, INC.

By:	/s/ MICHAEL GREENOUGH
	Name:	Michael Greenough
	Title:	Chairman of the Board, President and
Chief Executive Officer

Date	November 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL GREENOUGH Michael Greenough	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	November 21, 2005

/s/ STEPHEN P. EARHART Stephen P. Earhart	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 21, 2005

/s/ JOHN W. BARTER John W. Barter	Director	November 21, 2005

/s/ JAMES N. CHAPMAN James N. Chapman	Director	November 21, 2005

/s/ HOWARD S. COHEN Howard S. Cohen	Director	November 21, 2005

/s/ MICHAEL M. GREEN Michael M. Green	Director	November 21, 2005

/s/ MARCUS C. HANSEN Marcus C. Hansen	Director	November 21, 2005

/s/ PIETER KORTEWEG Pieter Korteweg	Director	November 21, 2005

/s/ J. MICHAEL LAWRIE J. Michael Lawrie	Director	November 21, 2005

/s/ MARC F. MCMORRIS Marc F. McMorris	Director	November 21, 2005

/s/ MARK NEPORENT Mark Neporent	Director	November 21, 2005