Form 10-Q
period 2005-10-31
SSA GLOBAL TECHNOLOGIES, INC
filed 2005-12-14
CIK 1205431

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2005
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

        On November 30, 2005, the registrant had 68,354,775 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SSA Global Technologies, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	October 31, 2005	July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$90.0	$165.4
Restricted cash	3.1	4.9
Investments	0.5	—
Accounts receivable, less allowance for doubtful accounts of $21.2 and $20.2 as of October 31, 2005 and July 31, 2005, respectively	148.7	144.1
Deferred tax assets	19.9	19.9
Prepaid expenses and other current assets	26.5	25.7

Total current assets	288.7	360.0
Restricted cash	6.4	—
Property and equipment, net	20.5	18.3
Capitalized software costs and acquired technology, net	42.6	24.7
Goodwill	398.2	296.3
Customer lists, net	126.7	110.5
Patents and trade names, net	12.5	7.9
Deferred tax assets	—	6.4
Other long-term assets	6.8	6.6

Total assets	$902.4	$830.7

See accompanying notes to consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except par value amounts and number of shares)
(unaudited)

	October 31, 2005	July 31, 2005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.8	$1.6
Accounts payable and other accrued liabilities	120.2	106.0
Accrued compensation and related benefits	54.1	56.5
Deferred revenue	170.7	183.8
Income taxes payable	1.7	1.8

Total current liabilities	350.5	349.7
Long-term obligations:
Long-term debt-related parties	—	148.4
Long-term debt-credit facility	194.3	—
Long-term debt-other	13.1	12.6
Accrued restructuring	15.8	—
Deferred tax liabilities	5.8	—
Other long-term obligations	7.3	7.1

Total long-term obligations	236.3	168.1
Deferred revenue	36.0	38.5

Total liabilities	622.8	556.3
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized at October 31, 2005 and July 31, 2005, respectively, 68,316,248 and 68,034,315 shares issued and outstanding at October 31, 2005 and July 31, 2005, respectively	0.7	0.7
Preferred stock, $0.01 par value, 125,000,000 shares authorized at October 31, 2005 and July 31, 2005, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock; no shares issued and outstanding at October 31, 2005 or July 31, 2005	—	—
Additional paid-in capital	434.0	431.7
Deferred stock compensation	(4.9)	(6.3)
Accumulated deficit	(132.1)	(133.1)
Accumulated other comprehensive loss	(18.1)	(18.6)

Total stockholders' equity	279.6	274.4

Total liabilities and stockholders' equity	$902.4	$830.7

See accompanying notes to consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2005	2004
Revenues:
License fees	$52.0	$41.4
Support	85.0	85.4
Services and other	40.5	39.7

Total revenues	177.5	166.5
Cost of revenues:
Cost of license fees	12.1	10.2
Cost of support, services and other	50.3	46.6

Total cost of revenues	62.4	56.8

Gross profit	115.1	109.7

Operating expenses:
Sales and marketing	46.4	44.3
Research and development	27.1	24.3
General and administrative	20.2	22.5
Amortization of intangible assets	6.6	6.4
Restructuring charge (benefit)	4.5	(1.5)

Total operating expenses	104.8	96.0

Operating income	10.3	13.7

Other income (expense):
Interest expense-related parties	(1.5)	(3.9)
Interest expense-other	(0.6)	—
Loss on early extinguishment of debt	(3.3)	—
Other (expense) income	(1.8)	1.0

Total other expense	(7.2)	(2.9)

Income before provision for income taxes	3.1	10.8
Provision for income taxes	2.1	4.4

Net income	1.0	6.4
Preferred stock dividends	—	7.6
Preferred stock dividends in excess of stated amount	—	10.6

Net income (loss) to common stockholders	$1.0	$(11.8)

Earnings (loss) per common share:
Basic	$0.01	$(2.47)

Diluted	$0.01	$(2.47)

Basic and diluted earnings per preferred share:
Distributed earnings	$—	$6.07
Undistributed earnings	—	—

	$—	$6.07

Pro forma earnings per common share (note E):
Basic	$0.01	$0.12

Diluted	$0.01	$0.11

See accompanying notes to consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended October 31,
	2005	2004
Cash flows from operating activities:
Net income	$1.0	$6.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	2.2	1.5
Amortization of intangible assets	6.6	6.4
Amortization of capitalized software costs and acquired technology	4.6	4.9
Amortization of financing fees	0.2	0.3
Non-cash interest-related parties	—	1.5
Provision for doubtful accounts	0.1	1.2
Provision for deferred income taxes	1.5	3.1
Write-off of acquired in-process research and development	1.7	—
Write-off of deferred financing fees	3.3	—
Non-cash stock compensation	3.3	2.5
Other	0.2	0.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7.0	20.7
Prepaid expenses and other current assets	1.6	(2.3)
Accounts payable and other accrued liabilities	(1.1)	(16.0)
Accrued compensation and related benefits	(8.5)	(3.3)
Deferred revenues	(32.1)	(32.7)
Income taxes payable	(0.1)	0.5

Net cash used in operating activities	(8.5)	(5.1)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(106.5)	—
Purchase of property and equipment	(1.2)	(1.5)
Capitalized software costs and acquired technology	(2.6)	(0.5)

Net cash used in investing activities	(110.3)	(2.0)
Cash flows from financing activities:
Borrowings under term credit facility	200.0	—
Payments of debt-related parties	(151.8)	—
Payments under term credit facility	(0.5)	—
Payments of debts-other	(0.6)	(0.8)
Capitalized financing fees	(3.3)	—
Common stock issuance expenses-initial public offering	(1.9)	—
Proceeds from exercise of stock options	0.6	—

Net cash provided by (used in) financing activities	42.5	(0.8)
Effect of exchange rate changes on cash and cash equivalents	0.9	1.2

Net decrease in cash and cash equivalents	(75.4)	(6.7)
Cash and cash equivalents at beginning of period	165.4	106.1

Cash and cash equivalents at end of period	$90.0	$99.4

See accompanying notes to consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 31, 2005 and July 31, 2005

NOTE A—BASIS OF PRESENTATION

        The condensed consolidated interim financial statements included herein have been prepared by SSA Global Technologies, Inc. (hereafter "SSA Global" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Condensed Consolidated Balance Sheet as of July 31, 2005 is derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in SSA Global's annual report on Form 10-K for the fiscal year ended July 31, 2005, filed with the SEC on October 21, 2005.

        The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal recurring adjustments and restructuring charges in each of the periods presented) which are, in the opinion of management, necessary to state fairly the financial position of SSA Global as of October 31, 2005 and its results of operations and cash flows for the three months ended October 31, 2005 and 2004.

NOTE B—EARNINGS PER SHARE

        Basic and diluted earnings per common share has been computed using the weighted average number of shares of common stock outstanding during the period. Basic and diluted earnings per preferred share has been computed using the weighted average number of shares of preferred stock outstanding during the three months ended October 31, 2004.

        Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. For the three months ended October 31, 2004, basic earnings per common share included the effect of 4,785,000 common shares issued on February 25, 2004, in connection with an amendment to the Company's Certificate of Incorporation that reclassified each share of outstanding Series A convertible preferred stock into one share of such stock and 1.595 shares of common stock.

        Basic earnings (loss) attributed to common shares include the allocated share of undistributed earnings. The undistributed loss for the three months ended October 31, 2004 was allocated to common stock since, according to the terms of our Certificate of Incorporation, the convertible preferred stock outstanding during that period was not obligated to share in the losses of the Company. No shares of preferred stock were outstanding during the three months ended October 31, 2005.

        Diluted earnings (loss) per common share is based on the combination of basic shares outstanding and potentially dilutive shares. For the three months ended October 31, 2005, potentially dilutive shares consisted of stock options, subordinated convertible notes and warrants. For the three months ended October 31, 2004, potentially dilutive shares consisted of stock options, subordinated convertible notes, stock appreciation rights, warrants and Series A convertible preferred stock and the accumulated dividends thereon. The Company had outstanding stock options to purchase 12,643,639 and 10,108,182 shares of common stock as of October 31, 2005 and 2004, respectively. The Company had 48,983,625 weighted average common shares underlying its Series A convertible preferred stock for the three months ended October 31, 2004, as converted, including common shares underlying accrued dividends. The convertible preferred shares were converted to common shares upon the completion of the Company's initial public offering ("IPO") in May 2005. The number of weighted average common shares assumes conversion of the Series A convertible preferred stock plus accrued dividends at the beginning of the period presented.

        The Company excludes potentially dilutive securities from its diluted net earnings (loss) loss per share computation when their effect would be anti-dilutive to earnings (loss) per share amounts. For the three months ended October 31, 2004, 53,545,621 potentially dilutive securities were excluded from the computation of diluted earnings per common share as their effect was anti-dilutive. Of those amounts, 3,823,727 shares related to stock options, 610,988 shares related to subordinated convertible notes, 127,281 shares related to stock appreciation rights and 48,983,625 shares related to Series A convertible preferred stock including common shares underlying accrued dividends thereon. For the three months ended October 31, 2005, 610,988 potentially dilutive securities related to the subordinated convertible notes were excluded from the computation of diluted earnings per common share in the period as their effect was anti-dilutive.

        The following table sets forth the computations of basic and diluted earnings (loss) per common share and preferred share for the three months ended October 31, 2005 and 2004:

	Three Months Ended October 31,
	2005	2004
	(in millions, except share and per share amounts)
Net income	$1.0	$6.4
Distributed earnings	—	18.2

Undistributed income (loss)	$1.0	$(11.8)

Denominator for basic earnings (loss) per share—weighted average common shares	68,091,154	4,785,000
Effect of dilutive securities—stock compensation	5,245,005	—
Effect of dilutive securities—warrants	26,189	—

Denominator for diluted loss per share—weighted average common shares	73,362,348	4,785,000

Denominator for basic and diluted earnings per share—weighted average preferred shares	—	3,000,000

Basic and diluted earnings (loss) per common share	$0.01	$(2.47)

Basic and diluted earnings per preferred share
Distributed earnings	$—	$6.07
Undistributed earnings	—	—

	$—	$6.07

NOTE C—STOCK-BASED COMPENSATION

        Effective July 31, 2003, the Company implemented a stock-based equity incentive plan ("the Plan"). Prior to August 1, 2005, the Company accounted for stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and it complied with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the "modified prospective" transition method. Under "modified prospective" transition method, compensation cost recognized for the three months ended October 31, 2005 includes compensation expense for all awards granted after the required effective date and for the unvested portion of awards granted between June 4, 2004, the date that the Company initially filed its Registration Statement on Form S-1 relating to its IPO of common stock, and July 31, 2005 that remain outstanding at the date of adoption, in addition to the stock-based compensation to be recorded for options granted with exercise prices below fair value. Results for prior periods have not been restated. There were no modifications to the terms of the options in the reported periods.

        Non-cash stock compensation expense under the provisions of SFAS 123(R) and APB 25 for the three months ended October 31, 2005 and 2004, respectively, was comprised as follows:

	Three Months Ended October 31,
	2005	2004
	(in millions)
Cost of support, services and other	$0.3	$0.1
Sales and marketing	1.2	0.9
Research and development	0.3	—
General and administrative	1.5	1.5

Stock compensation expense	$3.3	$2.5

        The following table illustrates the effect on net income if the Company had applied the fair-value recognition provisions of SFAS 123 to stock-based compensation for the three months ended October 31, 2004:

Three Months Ended October 31, 2004
(in millions, except share and per share amounts)
Net income, as reported	$6.4
Add: Stock-based employee compensation cost, net of related tax included in net income, as reported	1.5
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of taxes	(1.8)

Net income, pro forma	$6.1
Distributed earnings	18.2

Undistributed loss, as reported reported	$(11.8)

Undistributed loss, pro forma	$(12.1)

Basic and diluted loss per common share:
As reported	$(2.47)

Pro forma	$(2.57)

Basic and diluted earnings per preferred share:
Distributed earnings, as reported and pro forma	$6.07
Undistributed earnings, as reported and pro forma	—

$6.07

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the following assumptions:

  •
  Stock price on the date of grant;

  •
  Exercise price of the option (usually the same as the stock price);

  •
  Expected term of the stock options;

  •
  Risk-free interest rate over the expected term;

  •
  Expected dividend yield; and,

  •
  Expected volatility of the underlying stock.

Stock Price

        The stock price is the market price of the stock on the date of grant.

Exercise Price

        Since the Company's initial stock option grants on July 31, 2003, the exercise price has equaled the market price of the stock on the date of grant, but in the future, the Company may grant options with exercise prices that may differ from that price. Under APB 25, if the stock price exceeded the exercise price on the date of grant, compensation expense was required to be recorded for the intrinsic value (spread between the stock and exercise prices) of the stock options over the vesting period.

Expected Term

        The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The Company has had very limited stock option exercise experience to date, making the Company's determination of the "expected term" judgmental. In Staff Accounting Bulletin No. 107, the SEC staff allows the use of an "acceptable" methodology on which to base an estimate of expected term when the company does not have sufficient historical exercise experience on which to base its expected term assumption. The Company has followed this methodology by averaging the graded vesting term of two years with the contractual term of ten years to determine the expected term used in the Black-Scholes option pricing model for all stock option grants coincident with and subsequent to its IPO in May 2005.

Risk-free Interest Rate

        The risk-free rate of the stock options is based on the stripped coupon rate for U.S. Treasury securities in effect at the time of grant with a maturity approximating the expected term.

Expected Dividend Yield

        The Company does not intend to pay dividends on its common stock for the foreseeable future and, accordingly, uses a dividend yield of zero in the Black-Scholes option pricing model.

Expected Volatility

        Options granted prior to June 4, 2004 used a "minimum value" for the fair value of options (volatility of zero), as permissible for a non-public entity. The fair value of options granted after June 4, 2004 includes expected volatility as the Company met the definition of a public entity for accounting purposes. Due to its limited public company stock trading experience, the Company computes expected volatility based on a comparable group of companies for the period of the expected term discussed above.

Estimated Forfeitures

        The Company has estimated employee stock option forfeitures for two groups of employees (a) senior management and directors and (b) all other employees, using employee attrition statistics. Estimated forfeitures will be adjusted to actual forfeiture experience as needed.

        For purposes of calculating the compensation costs consistent with SFAS 123(R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three months ended October 31, 2005:

Expected volatility	75%
Expected dividend yield	—%
Expected risk-free interest rate	4.19%
Expected term of options	6 years
Maximum contractual term	10 years
Range of estimated forfeitures	4–10%

        No options were granted during the three months ended October 31, 2004.

        The weighted average grant date fair value of options granted during the three months ended October 31, 2005 was $11.94 per option share.

NOTE D—COMPREHENSIVE INCOME

        The following table summarizes the changes in comprehensive income for the three months ended October 31, 2005 and 2004:

	Three Months Ended October 31,
	2005	2004
	(in millions)
Net income	$1.0	$6.4
Comprehensive income, net of tax
Foreign currency translation adjustments	0.9	(3.8)
Other	(0.4)	—

Other comprehensive income (loss), net of tax	0.5	(3.8)

Comprehensive income, net of tax	$1.5	$2.6

NOTE E—INITIAL PUBLIC OFFERING

        On May 26, 2005, the Company sold 9,000,000 shares of common stock at $11.00 per common share in its IPO. The net proceeds of $85.8 million (gross proceeds of $99.0 million less expenses of the offering) were used to repay $81.2 million of the amount owed (excluding accrued and unpaid interest thereon) under the promissory notes issued on July 18, 2003 to Madeleine L.L.C., an affiliate of Cerberus Capital Management, L.P. ("Cerberus") and investment entities affiliated with General Atlantic LLC ("General Atlantic"), in the aggregate principal amount of $130.1 million, which were due on November 15, 2006 and accrued interest at a rate of 1.23% per annum, with the remaining $4.6 million retained for general working capital purposes. On June 16, 2005, the underwriters of the IPO exercised the over-allotment option to purchase 1,350,000 shares of common stock at the IPO price of $11.00 per share. The net proceeds of $13.8 million (gross proceeds of $14.8 million less an underwriting discount of $1.0 million) and the remaining proceeds from the shares sold on May 26, 2005 were used to fund the acquisition of Boniva, Inc. ("Boniva") and to fund a portion of the purchase price of the acquisition of Epiphany, Inc. ("Epiphany") on August 1, 2005 and September 29, 2005, respectively. As of October 31, 2005, Cerberus and General Atlantic owned 63.2% and 23.1% of our outstanding common stock, respectively.

        The following table summarizes the pro forma effect of the IPO on the consolidated statements of operations for the three months ended October 31, 2004.

        The "Adjustments for the Conversion of Preferred Shares" column reflects the conversion of Series A convertible preferred stock into common stock and the elimination of dividends on preferred stock.

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

        The "Adjustments for the Offering Transactions" column reflects the issuance of common shares in the IPO, exercise of the over-allotment option and the reduction of interest expense, net of tax, related to the use of approximately $81.2 million of the net proceeds to repay certain related-party indebtedness.

	Three Months Ended October 31, 2004
	SSA Global Historical	Adjustments for the Conversion of Preferred Shares	Adjustments for the Debt Modification	Adjustments for the Offering Transactions	Pro Forma Consolidated
	(in millions, except per share amounts)
Net income	$6.4	$—	$0.5	$0.6	$7.5
Preferred stock dividends	7.6	(7.6)	—	—	—
Preferred stock dividends in excess of stated amount	10.6	(10.6)	—	—	—

Net income (loss) to common shareholders	$(11.8)	$18.2	$0.5	$0.6	$7.5

Earnings (loss) per common share:
Basic	$(2.47)				$0.12

Diluted	$(2.47)				$0.11

Basic and diluted earnings per preferred share:
Distributed earnings	$6.07
Undistributed earnings	—

	$6.07

Weighted average common Share
Basic	4.785	48.984		10.350	64.119
Diluted	4.785	52.934		10.350	68.069
Weighted average preferred shares:
Basic and diluted	3.000	(3.000)		—	—

NOTE F—DEBT FINANCING

        On September 22, 2005, the Company entered into a $225.0 million senior secured credit facility ("senior secured credit facility") with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and Citicorp USA, Inc., as syndication agent. The following is a summary of the material terms of the credit agreement that governs the senior secured credit facility (the "credit agreement").

  Structure.

        The senior secured credit facility consists of:

  •
  a term facility of $200.0 million (the "term facility"), and

  •
  a revolving facility, of up to $25.0 million (the "revolving facility").

        The full amount of the term facility was drawn on September 22, 2005 to refinance $151.8 million of existing related-party indebtedness, to fund permitted acquisitions and to pay fees and expenses in connection with the senior secured credit facility. Subject to customary conditions, including the continued accuracy of the representations and warranties, and the absence of any default under the credit agreement, amounts available under the revolving facility may be borrowed, repaid and reborrowed after the closing, and letters of credit may be issued, until September 22, 2010. The revolving facility may be used for general corporate purposes, including to finance acquisitions permitted under the credit agreement and to fund our working capital requirements.

        Subject to the terms and conditions set forth in the credit agreement (including that no default then exists under the credit agreement and that the Company's leverage ratio, after giving pro forma effect to the incremental term loan, does not exceed 2.75 to 1), the Company may incur incremental term loans in an aggregate amount not to exceed $100.0 million.

        Maturity, Amortization and Prepayment.    The term facility matures in September 2011 and amortizes in twenty equal, consecutive quarterly installments of $0.5 million, in an aggregate annual amount equal to $2.0 million during the first five years thereof, with the balance of $190.0 million payable in four equal quarterly installments in 2011. Unless terminated earlier, the revolving facility matures in five years.

        The senior secured credit facility may be prepaid at our option. The senior secured credit facility is subject to mandatory prepayment with, in general, (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights and minimum thresholds; (ii) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights and minimum thresholds; (iii) subject to certain exceptions, 50% of the net cash proceeds of equity offerings; and (iv) 100% of the net cash proceeds of future debt issuances, other than debt issuances permitted under the credit agreement.

        Interest and Fees.    The loans under the credit agreement bear interest, at our option, at a rate per annum equal to either: (1) the base rate plus an applicable margin, or (2) the Eurodollar rate plus an applicable margin.

        The applicable margin is as set forth in the following table:

Leverage Ratio	Applicable Margin for Base Rate Loans	Applicable Margin for Eurodollar Loans
Greater than or equal to 2.50 to 1.00	1.25%	2.25%
Less than 2.50 to 1.00	1.00%	2.00%

        The applicable margin was initially set at 1.00% for base rate loans and 2.00% for Eurodollar loans. During the existence of an event of default under the credit agreement, the applicable margin shall be 1.25% for base rate loans and 2.25% for Eurodollar loans.

        Guarantees and Security.    The obligations under the credit agreement are guaranteed by each of the Company's existing and future direct and indirect subsidiaries, other than its foreign subsidiaries. Subject to certain customary exceptions, the Company and each of the guarantors granted to the senior lenders a first priority security interest in and lien on substantially all of the Company's respective present and future property and assets to secure all of the obligations under the senior secured credit facility and any interest rate swap or similar agreements with a lender (or an affiliate of a lender) under the credit agreement.

        Fees.    Certain customary fees are payable to the lenders and the agents under the senior secured credit facility, including, without limitation, a commitment fee equal to 0.75% per annum times the daily average undrawn portion of the revolving facility and letter of credit fees and issuer fronting fees.

        Covenants.    The senior secured credit facility contains various customary affirmative and negative covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on our ability and the ability of our subsidiaries to: (i) incur additional indebtedness; (ii) create liens on our assets; (iii) engage in mergers or consolidations; (iv) make investments, loans, guarantees or acquisitions; (v) dispose of our assets; (vi) enter into sale and leaseback transactions; (vii) enter into hedging agreements; (viii) pay certain restricted payments and dividends and make payments on subordinated indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict our ability or the ability of our subsidiaries to grant liens or make distributions; or (xi) amend certain material agreements.

        In addition, under the senior secured credit facility, the Company is required to comply with a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio is the ratio of the Company's EBITDA (as defined in the credit agreement) to our consolidated interest expense for any period of four consecutive fiscal quarters. The minimum interest coverage ratio is 3 to 1. The leverage ratio is the ratio of the Company's total indebtedness (as defined in the senior secured credit facility) to the Company's EBITDA for the most recent four consecutive fiscal quarters. It is the same ratio used to determine the applicable margin on our interest rate. The maximum leverage ratio is 3 to 1.

        The Company was in compliance with all debt covenants at October 31, 2005.

        The Company is permitted to make acquisitions within certain parameters, primarily that (a) no event of default has occurred at the time of acquisition and (b) that the company would be in compliance with the debt covenants on a pro forma basis calculated in accordance with SEC Regulation S-X and further adjusted to reflect the impact of detailed cost savings that are factually supportable and certified by the Chief Financial Officer as reasonably expected to be achieved within 180 days.

        The credit agreement also restricts the maximum amount of capital expenditures by the Company and its subsidiaries in any fiscal year to $25.0 million. Capital expenditures are, subject to certain exceptions, additions to property, plant and equipment and other capital expenditures that are required to be set forth in a consolidated statement of cash flows in accordance with generally accepted accounting principles and capital lease obligations and synthetic lease obligations.

        Events of Default.    The senior secured credit facility contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: (i) nonpayment of principal or interest; (ii) failure to perform or observe covenants; (iii) inaccuracy or breaches of representations and warranties; (iv) cross-defaults with certain other indebtedness; (v) certain bankruptcy-related events; (vi) impairment of security interests in collateral; (vii) invalidity of guarantees; (viii) monetary judgment defaults; (ix) certain ERISA matters; and (x) certain changes of control.

NOTE G—FISCAL 2006 ACQUISITIONS

        The Company completed two acquisitions in the three months ended October 31, 2005, Boniva and Epiphany, collectively referred to as the "fiscal 2006 acquisitions."

        On August 1, 2005, the Company acquired Boniva, a provider of human capital management applications, for $2.5 million in cash including transaction costs.

        On September 29, 2005, the Company acquired 100% of the outstanding common stock of Epiphany. Each holder of Epiphany common stock received a total of $4.20 per share. The transaction was funded with a combination of Epiphany and SSA Global cash on hand. The total purchase price, paid to date, net of cash acquired, and including transaction costs, was $104.0 million. Approximately $3.2 million of additional purchase price was paid to Epiphany option holders in December 2005. The purpose of the acquisition was to enhance and expand the existing CRM product functionality within our portfolio of solutions.

        The fiscal 2006 acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of these companies are included in the Company's consolidated statements of operations since the respective dates of acquisition. Operating results for the three months ended October 31, 2005 include three months of results from Boniva and approximately one month of results from Epiphany.

        The purchase price allocation for Epiphany is preliminary and subject to change upon receipt of additional information related primarily to restructuring costs (primarily lease obligations), pre-acquisition contingencies and income taxes.

        The Epiphany acquisition has resulted in a significant portion of the purchase price being allocated to goodwill. Factors that contributed to this include the nature of the business acquired, which did not have a significant amount of tangible net assets and the value created for the Company by expanding its product lines and customer base.

        The Company recorded a charge of $1.7 million during the three months ended October 31, 2005 for the value of acquired in-process research and development ("IPR&D") projects and technologies which had no alternative future use and had not reached technological feasibility at the date of acquisition. IPR&D is included in research and development expense in the condensed consolidated statement of operations.

        The following unaudited pro forma results of operations data for the three months ended October 31, 2004 and 2005 were prepared in accordance with SFAS 141, "Business Combinations" and assumes the Epiphany acquisition occurred on August 1, 2004:

	Three Months Ended October 31,
	2004	2005
	(in millions, except per share amounts)
Total revenues	$184.4	$191.6
Income before provision for income taxes	5.2	4.9
Net income	1.3	2.5
Basic earnings per common share	$0.02	$0.04

Diluted earning per common share	$0.02	$0.03

        The pro forma presentation above also reflects the effect of the IPO (see note E) and the credit facility (see note F) as proceeds from these transactions were used to fund the Epiphany acquisition.

NOTE H—CAPITALIZED SOFTWARE COSTS AND ACQUIRED TECHNOLOGY

        Capitalized software and acquired technology costs and accumulated amortization at October 31, 2005 and July 31, 2005 are as follows:

	October 31, 2005	July 31, 2005
	(in millions)
Total capitalized software and acquired technology costs	$80.3	$57.8
Less: Accumulated amortization	(37.7)	(33.1)

Capitalized software costs and acquired technology, net	$42.6	$24.7

Estimated amortization expense (in millions):
Nine months ending July 31, 2006	$13.9
Fiscal year ending July 31, 2007	14.0
Fiscal year ending July 31, 2008	5.8
Fiscal year ending July 31, 2009	4.2
Fiscal year ending July 31, 2010	4.1
Fiscal year ending July 31, 2011 and thereafter	0.6

        Amortization expense related to capitalized software costs and acquired technology was $4.6 million and $4.9 million for the three months ended October 31, 2005 and 2004, respectively.

NOTE I—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following summarizes the carrying amounts of amortizable intangible assets as of October 31, 2005 and July 31, 2005 and related amortization expense:

	October 31, 2005
	Customer Lists	Patents and Trade Names
Gross carrying amount	$183.4	$18.3
Less: Accumulated amortization	(56.7)	(5.8)

	$126.7	$12.5

	July 31, 2005
	Customer Lists	Patents
	(in millions)
Gross carrying amount	$161.3	$13.0
Less: Accumulated amortization	(50.8)	(5.1)

	$110.5	$7.9

Aggregate amortization expense:
Three months ended October 31, 2005		$6.6
Three months ended October 31, 2004		$6.4
Estimated amortization expense (in millions):
Nine months ending July 31, 2006	$21.5
Fiscal year ending July 31, 2007	27.7
Fiscal year ending July 31, 2008	24.1
Fiscal year ending July 31, 2009	21.2
Fiscal year ending July 31, 2010	18.0
Fiscal year ending July 31, 2011 and thereafter	26.7

        The changes in the carrying amount of goodwill for the three months ended October 31, 2005 are as follows (in millions):

	North America	Europe Middle East and Africa (EMEA)	Asia Pacific	Latin America	Total
Net balance, July 31, 2005	$159.0	$105.7	$23.7	$7.9	$296.3
Fiscal 2006 acquisitions	75.5	28.6	0.2	—	104.3
Deferred tax adjustments	(0.7)	(1.1)	(0.1)	—	(1.9)
Other	—	(0.5)	—	—	(0.5)

Net balance, October 31, 2005	$233.8	$132.7	$23.8	$7.9	$398.2

NOTE J—RESTRUCTURING

        In conjunction with the consummation of the Epiphany acquisition, the Company's Board of Directors evaluated the consolidation of its operations and approved a reorganization and workforce reduction plan (the "Plan"). As part of the Plan, the Company will be reducing the size of its combined workforce, after giving effect to the acquisition, by approximately 200 employees. The objectives of the Plan are to eliminate redundant costs resulting from the acquisition and improve efficiencies in overall operations. A majority of notifications to employees occurred immediately and all of the workforce reductions are expected to be completed over the next two quarters. As a result, the Company incurred costs in the form of severance and related benefits of approximately $9.2 million, all of which is expected to be paid over the ensuing twelve months. The charge recorded in the condensed consolidated statement of operations associated with the Plan, as discussed below, was approximately $4.7 million as it relates to the involuntary termination of SSA Global employees.

        The Company expects to realize annual cost savings of approximately $20.0 million as a result of implementing the Plan. The Company estimates of annual cost savings are based on the historical cost structures of the acquired companies.

        The following table summarizes the components of the Epiphany restructuring accrual as of October 31, 2005, which were recorded as a component of the purchase price allocation:

	Restructuring costs	Payments	Balance at October 31, 2005
	(in millions)
Severance and benefits	$3.0	$(1.0)	$2.0
Office space	19.4	(0.4)	19.0
Contractual commitments	0.2	—	0.2

	$22.6	$(1.4)	$21.2

Less: current portion			5.4

Long-term portion of office space accrual			$15.8

        The $19.0 million accrued for office space as of October 31, 2005 is net of contractual and estimated sublease income for six primary offices that were fully or partially vacated by Epiphany prior to the acquisition and office space vacated by the Company subsequent to the acquisition date. The accrued amount is subject to change as a result of potential lease settlements with the respective landlords and changes in estimated sublease income based on real estate market conditions.

        In connection with the workforce reduction plan announced at the time of the Epiphany acquisition, approximately $4.7 million was charged to the condensed consolidated statement of operations for the three months ended October 31, 2005 in connection with the involuntary termination of SSA Global employees. The following table summarizes the components of the general restructuring accrual as of October 31, 2005:

	Restructuring Charge	Payments	Balance at October 31, 2005
	(in millions)
Severance and benefits	$4.7	$(0.7)	$4.0

        In June 2004, in conjunction with the acquisition of the Marcam business division of Invensys Systems, Inc. and certain of its affiliates ("Marcam"), the Company recorded a restructuring cost of $5.7 million. The costs related to reducing headcount by approximately 47 employees and eliminating costs associated with certain office space. This cost was recorded as a component of goodwill. The following table summarizes the components of the restructuring accrual for the three months ended October 31, 2005:

	Balance at July 31, 2005	Payments	Adjustments	Balance at October 31, 2005
	(in millions)
Severance and benefits	$1.6	$(0.1)	$—	$1.5
Office space	0.2	—	(0.2)	—

	$1.8	$(0.1)	$(0.2)	$1.5

NOTE K—ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

        Accounts payable and other accrued liabilities are comprised of the following as of October 31, 2005 and July 31, 2005:

	October 31, 2005	July 31, 2005
	(in millions)
Accounts payable	$28.3	$32.1
Accrued expenses	64.6	56.7
Other accrued liabilities	27.3	17.2

	$120.2	$106.0

NOTE L—GEOGRAPHIC SEGMENTS AND ACQUIRED COMPANY INFORMATION

        The Company's chief operating decision maker is its President and CEO. While the President and CEO is apprised of a variety of financial metrics and information, the Company is principally managed on a geographic basis in terms of revenue and segment profit performance. The Company's four geographic business segments are: North America, which consists of the United States and Canada; Europe, Middle East and Africa ("EMEA"); Asia Pacific, which consists of Asia, the Pacific Rim and Japan; and Latin America, which consists of Mexico and Central and South America. Each segment derives its revenue from licensing enterprise application software and through providing support and services to customers. Assets are not identified with geographic segments, except for long-lived tangible assets managed within each region, because the President and CEO does not evaluate that information to make resource allocation decisions.

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

        Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

        The following tables present summary operating information by geographic segment for the three months ended October 31, 2005 and 2004:

	Three Months Ended October 31, 2005
	North America	Europe, Middle East and Africa (EMEA)	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$87.1	$62.7	$19.4	$8.3	$177.5
Segment profit	42.7	8.1	1.7	0.2	52.7
Corporate expenses					(19.5)
Depreciation, amortization, in-process research and development, stock option expense and restructuring charge					(22.9)

Consolidated operating income					$10.3

	Three Months Ended October 31, 2004
	North America	Europe, Middle East and Africa (EMEA)	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$74.6	$63.2	$19.8	$8.9	$166.5
Segment profit	34.6	11.2	3.1	2.0	50.9
Corporate expenses					(23.4)
Depreciation, amortization, stock option expense and restructuring benefit					(13.8)

Consolidated operating income					$13.7

        Revenue attributable to the United States was $80.5 million and $69.4 million for the three months ended October 31, 2005 and 2004 respectively.

        Under the enterprise-wide disclosure requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), total revenues by acquired company are as follows for three months ended October 31, 2005 and 2004:

	Three Months Ended October 31,
	2005	2004
	(in millions)
Revenues by acquired company
Core product lines (1)	$171.5	$166.5
Fiscal 2006 acquisitions	6.0	—

Total revenues	$177.5	$166.5

(1)
Product lines owned for the entire three months ended October 31, 2005 and 2004.

        Selected financial results for each acquisition are tracked for a complete year following the year of acquisition.

        Under the enterprise-wide disclosure requirements of SFAS 131, total long-lived tangible assets by major geographic region reflect the long-lived tangible assets managed within each region. Total long-lived tangible assets by major geographic region are as follows as of October 31, 2005 and July 31, 2005:

	October 31, 2005	July 31, 2005
	(in millions)
Long-lived tangible assets
United States	$12.0	$9.8
Canada	0.2	0.2

Total North America	12.2	10.0
Europe, Middle East and Africa (EMEA)	5.0	5.0
Asia-Pacific	2.0	1.9
Latin America	1.3	1.4

Total long-lived tangible assets	$20.5	$18.3

        No single customer accounted for 10% or more of the consolidated revenues of the Company in the three months ended October 31, 2005 and 2004.

NOTE M—RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 123(R)

        On December 16, 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123(R). This statement is a revision of FASB 123 "Accounting for Stock Based Compensation," as amended, supersedes APB 25, "Accounting for Stock Issued to Employees" and its related implementation guidance and amends SFAS 95, "Statement of Cash Flows." SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company adopted SFAS 123(R) effective August 1, 2005, using a modified prospective transition method. This method requires the Company to record compensation expense for all awards granted after the required effective date and for the unvested portion of awards granted between June 4, 2004 and July 31, 2005 that were outstanding at the date of adoption, in addition, to the stock-based compensation to be recorded for options granted with exercise prices below fair value.

        The Company expects the following impacts for stock options outstanding as of October 31, 2005 after estimating the impact of forfeitures over the requisite service periods (in millions):

Estimated Stock-Based Compensation Expense
Fiscal year ending July 31, 2006	$12.3	*
Fiscal year ending July 31, 2007	9.8
Fiscal year ending July 31, 2008	8.0
Fiscal year ending July 31, 2009	4.8

Total estimated stock-based compensation expense over remaining vesting period	$34.9

*
This amount includes $3.3 million of stock-based compensation expense recorded in the three months ended October 31, 2005.

        Actual stock option expense may differ from these estimated expense impacts due to the impact of future stock option grants and differences in actual forfeitures from the rate of forfeitures estimated, as well as modifications to the stock option options outstanding at this time. See note C for discussion and impacts of implementing SFAS 123(R) effective August 1, 2005.

SFAS No. 153

        On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which became effective with our first quarter of fiscal 2006. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

FSP's 109-1 and 109-2

        On October 22, 2004, the President signed the "American Jobs Creation Act of 2004" (the "Act"). On December 21, 2004, the FASB issued two FASB Staff Positions ("FSPs") regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities ("FSP SFAS No. 109-1") and (2) the one-time tax benefit for the repatriation of foreign earnings ("FSP SFAS No. 109-2"). The guidance in the FSP's applies to financial statements for periods ending after the date the Act was enacted.

        FSP SFAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," clarifies that the tax deduction for domestic manufacturers under the Act should be accounted for as a special deduction in accordance with SFAS 109, "Accounting for Income Taxes." The Company is currently evaluating the impact, if any, of FSP SFAS 109-1 on its consolidated financial statements.

        FSP SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying the FASB Statement. The Act provides for a special one-time tax deduction of 85 percent dividends received deduction on certain foreign earnings repatriated in fiscal 2005 or 2006. The deduction would result in an approximate 5.1 percent federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Certain other criteria in the Act must be satisfied as well. The Company studied the provisions of the Act related to the repatriation of earnings and does not intend to repatriate any earnings as of October 31, 2005.

SFAS No. 154

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 30" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a "restatement." The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of fiscal 2007 beginning on August 1, 2006. The Company intends to adopt the disclosure requirements upon the effective date of the pronouncement. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE N—OTHER FINANCIAL INFORMATION

        Supplemental disclosures of cash flow information follow:

	Three Months Ended October 31,
	2005	2004
	(in millions)
Cash paid during the period for:
Interest–related parties	$2.9	$2.0
Interest–other	0.5	0.3
Income taxes	0.1	0.7
Non-cash investing and financing activities:
Preferred stock dividends	$—	$7.6
Preferred stock dividends in excess of stated amount	—	10.6
Financed purchase of property and equipment	1.3	—

NOTE O—COMMITMENTS AND CONTINGENCIES

        The Company and/or certain of the Company's subsidiaries are party to certain labor and product liability litigation and intellectual property infringement claims. With respect to acquired companies, substantially all of such litigation and claims were commenced prior to acquisition. In accordance with SFAS 5, "Accounting for Contingencies," the Company accrued $15.3 million as of October 31, 2005 for the litigation and related legal fees where the Company believes a loss is probable and reasonably estimable. The Company believes it has good defenses in connection with many of these claims and intends to vigorously contest such claims or seek to reach settlements to the extent appropriate.

        On February 27, 2004, Peavey Electronics Corporation ("Peavey") filed a complaint in the Circuit Court of Lauderdale County, Mississippi against Baan U.S.A., Inc. ("Baan USA"). The complaint includes claims that Baan USA breached its warranties and obligations under the software license and support agreement and the professional services agreement entered into by the parties. In addition, the complaint includes claims of fraud, fraudulent misrepresentation, negligent misrepresentation and breach of the duty of good faith and fair dealing against Baan USA. These claims are based on allegations by Peavey of defects and deficiencies in, and failed implementation of, Baan USA's software. Peavey's complaint asserts losses of $28.5 million, which Peavey claims is the amount spent by Peavey on the software and implementation, including license and consulting fees, and seeks punitive damages, in an unspecified amount, interest and attorneys' fees. On April 1, 2004, Baan USA filed a motion to dismiss Peavey's complaint, which the Court granted in part, as well as an answer to the complaint claiming a number of defenses. On September 13, 2005, the Court entered judgment dismissing claims for fraud, fraudulent misrepresentation, negligent misrepresentation, breach of the duty of good faith and fair dealing and money received. The Court found that each of these claims is barred by the applicable statute of limitation. The parties participated in Court ordered non-binding mediation on October 10 and 11, 2005. The parties did not reach a settlement during that mediation. The Company believes several of Peavey's remaining claims are also barred by the statute of limitations. In addition, the Company has evidence that, in its view, suggests that there were no defects or deficiencies in the software and consulting services provided to Peavey from Baan USA which could have caused the damages alleged by Peavey, and we believe that any such damages were caused by actions taken by Peavey to alter the Baan USA software. Accordingly, the Company believes Baan USA has meritorious defenses in connection with the claims alleged by Peavey and intends to vigorously contest such claims. The Company has not recorded any reserves associated with this case.

        In February 2005 New York University ("NYU"), filed a complaint against Epiphany, Inc. in the United States District Court in the Southern District of New York, and, the complaint was served on Epiphany in May 2005, after discussions between the parties failed to resolve the matter. After its acquisition of Epiphany, SSA Global Technologies, Inc. was added as a defendant in the lawsuit. The complaint alleges patent infringement of U.S. Patent Number 6,236,978. By its complaint, NYU seeks a permanent injunction against acts of infringement, unspecified damages, attorney's fees, interest and costs. Although the Company is still evaluating the claims alleged by NYU, it believes it has meritorious defenses against such claims and demands and intends to vigorously contest them.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "plan," "will be," "will likely continue," "will likely result," or words or phrases with similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although we believe to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

  •
  General economic and business conditions, including exchange rate fluctuations;

  •
  Our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions that we consummate;

  •
  Our ability to maintain effective internal control over financial reporting;

  •
  Our ability to attract and retain personnel, including key personnel;

  •
  Our success in developing and introducing new services and products; and,

  •
  Competition in the software industry, as it relates to both our existing and potential new customers.

        See "Risk Factors" for other risks affecting our business. We disclaim any obligation to update any forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with all of the consolidated historical financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K. Also, see "Item 6. Selected Financial Data" of our annual report on Form 10-K. This discussion contains forward-looking statements. Please see "Cautionary Statement Concerning Forward-Looking Statements" for a discussion of certain of the uncertainties, risks, and assumptions associated with these statements. References to fiscal 2004 and 2005 are to the twelve months ending July 31, 2004 and 2005, respectively. Except as otherwise indicated herein, or as the context may otherwise require, the words "we," "our," "us," "SSA," "SSA Global" and the "Company" refer to SSA Global Technologies, Inc. and its consolidated subsidiaries.

Overview

  Company Background

        We are a leading global provider of enterprise software applications and related services. Our products and services are designed to help customers increase operating efficiency and productivity by automating key business processes, improving collaboration among their customers, suppliers, employees and other partners, and facilitating analysis of business trends. Our enterprise software applications are designed to improve various core enterprise resource planning, or ERP, functions, including accounting, human resource, inventory management, manufacturing, payroll and purchase and sales processing. We also provide applications that are integrated extensions to our core ERP products, including corporate performance, customer relationship, product lifecycle, supplier relationship and supply chain management products. We license our products to companies in a wide range of industries, including discrete and process manufacturing, retail, wholesale, technical information services and the public sector, providing these industries with functionality that addresses their unique business requirements. We also provide after-market maintenance and professional services. As of October 31, 2005, we had approximately 13,700 customer accounts, including customers licensed through reseller agreements. Headquartered in Chicago, Illinois, we employed 3,696 people in over 50 locations worldwide as of October 31, 2005.

  Operating Environment and Impact on our Industry and Business Strategy

  Economic Conditions and Industry Environment

        Our operating performance for any time period is impacted by global macroeconomic trends. Beginning in calendar 2001 and through the first half of calendar 2003, global economic conditions, especially in the United States and Europe, contracted and then stabilized. During the second half of calendar 2003 through calendar 2005, economic conditions have improved with improvements in U.S. gross domestic product and some employment gains. Nevertheless, economic uncertainties coupled with continuing uncertainties associated with global terrorism and hostilities and other influences that we can not control can lead to a challenging business environment for most businesses, including enterprise application software vendors such as SSA Global.

        As a result of these economic challenges and a maturing of the enterprise software market in general, we believe enterprise software preferences are undergoing a shift to lower cost, modular, single-vendor solutions that can be installed quickly and demonstrate a compelling return on investment.

  Impact of Economic Conditions on Our Business Strategy

        We believe challenging economic conditions have made it difficult for smaller, niche software vendors to thrive and achieve or maintain profitable, cash flow positive businesses. In addition, we believe that many smaller enterprise software vendors with quality products and customer relationships have less certain futures as compared to larger, full-suite software vendors. In part, this has led to lower valuations at times for some of these vendors and has created an opportunity for us as we selectively pursue strategic acquisitions from time to time to enhance our product lines and customer base. Our acquisitions of the interBiz division of Computer Associates International, Inc. ("interBiz"), Infinium Software, Inc. ("Infinium"), EXE Technologies, Inc. ("EXE") and Epiphany are examples of this. We believe that additional acquisition opportunities may present themselves in the future.

        In addition, recent enterprise software pricing trends have fluctuated between stable to declining, which can bring the price of enterprise software within reach of additional mid-market customers, our largest target market.

  Impact of Economic Conditions on Our Operations

        The general economic conditions in recent years have resulted in corporations being more cautious and deliberate than in prior years in establishing and executing on information technology, or IT, capital spending budgets, which include spending on enterprise application software initiatives. While we have not been immune to this impact, the productivity of our sales force and other revenue-related personnel has either improved or remained stable during this time period. Even though there has been a general improvement in market conditions and the capital spending environment in calendar 2004 and 2005, we may not be able to sustain our performance if economic conditions deteriorate in the future.

  Acquisitions—Fiscal 2006

  •
  On August 1, 2005, we acquired Boniva Software, Inc., a provider of human capital management applications, for $2.5 million in cash.

  •
  On September 29, 2005, we acquired CRM solution provider Epiphany, Inc., or Epiphany, for $104.0 million in cash. The transaction was financed with a combination of Epiphany and SSA cash on hand. The purpose of the acquisition was to enhance and expand the existing CRM product functionality within our portfolio of solutions.

        As a key part of our growth strategy, we continuously evaluate acquisition opportunities and from time to time enter into non-binding letters of intent with potential acquisition targets.

  Components of Statements of Operations

        Revenues.    Revenues consist of license fees, support and services and other revenues. License fee revenues is derived from licensing of our software and third-party software products. Support revenues results from maintaining, supporting and providing periodic unspecified upgrades for previously licensed products. Services and other revenues include revenues from consulting and education services, hardware and reimbursed expenses.

        We recognize revenues in accordance with the American Institute of Certified Public Accountants' Statement of Position, or SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," and SEC Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition," or SAB 104. For software license agreements that do not require significant modifications or customization of the software, we recognize license fees revenues when:

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

        We provide term licenses to a small percentage of our customers. The length of multi-year term licenses ranges from two to five years. Multi-year term licenses are typically sold with a maintenance period equaling the term of the license. As a consequence, we determined that we would no longer be providing sufficient separate annual maintenance renewals to our customers for multi-year term contracts and, therefore, would not have vendor-specific objective evidence of the fair value of maintenance. Accordingly, we recognize the full value of the multi-element, multi-year term license contracts on a ratable basis over the length of the contract when the license and maintenance fees are bundled.

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

        Our international sales are predominately invoiced and paid in foreign currencies and accounted for on a local functional currency basis. Our consolidated revenues and expenses are affected by the fluctuation of foreign currencies in relation to the U.S. dollar. See "Item 3. Quantitative and Qualitative Disclosure about Market Risk."

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

	Three Months Ended October 31, 2004	% of Total Revenue	Three Months Ended October 31, 2005	% of Total Revenue
	(Dollars in millions)
Revenues
Core product lines(1)	$166.5	100%	$171.5	97%
Fiscal 2006 acquisitions	—	—	6.0	3%

Total revenues	$166.5	100%	$177.5	100%

Operating Expenses
Depreciation, amortization, in-process research and development and non-stock option expense	$15.3	9%	$18.4	10%
All other operating expenses(2)	137.5	83%	148.8	84%

Total operating expenses	$152.8	92%	$167.2	94%

Employee Headcount and Productivity
Total employees (at end of period)	3,580		3,696
Total average employees	3,612		3,560
Total revenues per average employee(3) (Dollars in 000s)	$184		$199
All other operating expenses per average employee(2)(3) (Dollars in 000s)	$152		$167
Financial Condition Ratios:
Cash and cash equivalents to total debt	0.40		0.43
Total debt to total debt and stockholders' equity	0.62		0.43

(1)
Refers to our product lines owned for the entire current and prior fiscal years.

(2)
Includes cost of revenues.
(3)
Annualized.

Results of Operations as a Percentage of Total Revenues

        The following table sets forth certain components of our results of operations as a percentage of total revenues for the fiscal quarters indicated:

	Percentage of Total Revenues Three Months Ended October 31,
	2004	2005
Revenues:
License fees	25%	29%
Support	51	48
Services and other	24	23

Total revenues	100	100
Cost of revenues:
Cost of license fees	6	7
Cost of support, services and other	28	28

Total cost of revenues	34	35

Gross profit	66	65

Operating expenses:
Sales and marketing	27	26
Research and development	15	15
General and administrative	13	11
Amortization of intangible assets	4	4
Restructuring charge (benefit)	(1)	3

Total operating expenses	58	59

Operating income	8	6

Other income (expense):
Interest expense-related parties	(2)	(1)
Interest expense-other	—	—
Loss on early extinguishment of debt	—	(2)
Other income (expense)	1	(1)

Total other income (expense)	(1)	(4)

Income before provision for income taxes	7	2
Provision for income taxes	3	1

Net income	4%	1%

Revenues

  License Fee Revenues

        License fee revenues increased by $10.6 million, or 26%, to $52.0 million during the quarter ended October 31, 2005 as compared to the quarter ended October 31, 2004 as a result of increased transaction volumes associated with our products, increased average selling price and the Epiphany acquisition.

        License fees increased to 29% of total revenues during the three months ended October 31, 2005 as compared to 25% of total revenues in the three months ended October 31, 2004. Sales of our extension products, such as supply chain management and customer relationship management, represented 28% and 27% of license fees revenues in the three months ended October 31, 2004 and 2005, respectively.

        The average contract value for licensed software was approximately $80,000 and $92,000 for software contracts signed in the three months ended October 31, 2004 and 2005, respectively.

        In the three months ended October 31, 2004 and 2005, new customers represented approximately 7% and 10%, respectively, of software license contracts signed and 12% and 8%, respectively, of software licenses dollars associated with the contracts signed. We believe tracking new customer and existing customer license fees is important because:

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

  Support Revenues

        Support revenues decreased $0.4 million during the three months ended October 31, 2005 as compared to the same three months ended in 2004. As a percentage of total revenues, support revenues decreased to 48% in the three months ended October 31, 2005 from 51% in the three months ended October 31, 2004 due to the increase in license fees revenues.

        Our support revenue during the three months ended October 31, 2005 compared to the prior year declined approximately 3.5% if the impact of the fiscal 2006 acquisitions are excluded. Although our support contract renewal percentages continue to be high, we have experienced some adverse impact due to foreign currency exchange rate fluctuations and recent pricing pressure on support renewals causing a decline in support revenue.

  Services and Other Revenues

        Services and other revenues decreased to 23% of total revenues for the three months ended October 31, 2005 as compared to 24% for the three months ended October 31, 2004, mainly due to a decline in hardware revenue and increased license fee revenue. We intend to pursue consulting service engagements at acceptable rates in relation to the nature of the services performed for our customers and will reduce our emphasis on services where it is difficult to differentiate ourselves from other vendors.

  Total Revenues by Employee

        Annualized revenues per average employee increased by 8% in the three months ended October 31, 2005 compared to the three months ended October 31, 2004. The improvement in annualized revenues per average employee for the three months ended October 31, 2005 was attributable to:

  •
  improved sales force productivity;

  •
  the Epiphany acquisition; and

  •
  improved workforce productivity.

  Operating Expenses

  Depreciation, amortization, in-process research and development and non-cash stock option expense

        The primary components of non-cash operating expenses are amortization expense and in-process research and development associated with acquisitions and non-cash stock option charges associated with stock options. Amortization expenses were $11.3 million and $12.9 million for the three months ended October 31, 2004 and 2005, respectively, including a $1.7 million in-process research and development charge as a result of the Epiphany acquisition during the three months ended October 31, 2005. Non-cash stock option expense was approximately $2.5 million and $3.3 million for the three months ended October 31, 2004 and 2005, respectively.

        Effective August 1, 2005, we adopted SFAS No. 123(R) requiring us to expense the fair value of stock options granted over the related requisite service period. We expect to record stock-based compensation expense of $12.3 million, including $3.3 million recorded in the three months ended October 31, 2005, $9.8 million, $8.0 million and $4.8 million in fiscal 2006 through 2009, respectively, or a total of $34.9 million, based on option grants through October 31, 2005. These amounts will increase in the future if additional stock option grants are made in subsequent periods. See note C to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

  All other operating expenses

        All other operating expenses increased 8% in the three months ended October 31, 2005 as compared to the comparable prior year period, largely as a result of restructuring costs and the Epiphany acquisition. Excluding these costs, cost per employee remained relatively constant between periods.

  Liquidity, Financial Condition and Capital Resources

        Cash and cash equivalents decreased $75.4 million in the three months ended October 31, 2005 to $90.0 million as of October 31, 2005 from $165.4 million as of July 31, 2005 primarily as a result of using cash to fund the Epiphany and Boniva acquisitions, partially offset by net proceeds from the debt financing and repayment of related-party debt.

        In September 2005, we entered into a $200.0 million term credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and Citicorp USA, Inc., as syndication agent. The proceeds from the credit facility were used to repay $154.7 million in related-party debt and accrued interest and provide funds for the Epiphany acquisition. A $25.0 million revolving credit facility is also available from these lenders. We recorded a charge of $3.3 million to write-off the unamortized deferred financing fees associated with the related-party debt during the quarter ended October 31, 2005. See "—Liquidity and Capital Resources" below and note F to our condensed consolidated financial statements.

        In the event we choose to make additional acquisitions, we may use cash on hand, incur additional debt or raise additional equity capital, or a combination thereof, to finance any such acquisition.

  Critical Accounting Policies

        Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. Some accounting policies require us to make estimates, judgments and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment, and actual results could differ from those estimates. We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and relate to the more significant areas involving management's judgments and estimates:

  •
  Revenue recognition;

  •
  Valuation of accounts receivable;

  •
  Capitalized software costs and acquired technology;

  •
  Valuation of long-lived assets;

  •
  Deferred tax assets and liabilities;

  •
  Restructuring costs; and

  •
  Stock-based compensation.

        Our accounting policies and related procedures are described in the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Conditions and Result of Operation—Critical Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005. Certain of our critical accounting policies or portions thereof, have been included in this Form 10-Q due to the impact of events in this quarterly reporting period, such as the Epiphany acquisition and adoption of SFAS 123(R).

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

        In addition, acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by us in accordance with EITF 01-03, "Accounting in a Business Combination for Deferred Revenue of an Acquiree," or EITF 01-03. For EITF 01-03 purposes, we consider post-contract customer support, or PCS, contracts in their entirety and service contracts to be legal obligations of the acquired entity. We are required to estimate the fair value of acquired deferred revenue, which is determined by prices paid by willing participants in recent exchange transactions. We have recorded approximately $16.2 million, in aggregate, of acquired deferred revenue as a result of the fiscal 2006 acquisitions, including approximately $15.2 million of deferred support revenue.

        We expect to fulfill all of the obligations underlying the customer support arrangement including "help desk" and technical support, "bug fixes" and periodic unspecified software upgrades, when and if available. We consider the acquired PCS arrangement to be a single unit of accounting when determining the legal obligation assumed from the acquired entity. We have fulfilled each underlying obligation element of the PCS arrangement and expect to fulfill these obligations in future acquisitions as well. However, in the event we acquire a business in the future and do not intend to perform software development activities post-acquisition to provide unspecified software upgrades, when and if available, the fair value of acquired deferred support revenue would be reduced at the acquisition date. If we had not committed to perform these obligations for the fiscal 2006 acquisitions, we estimate it would have resulted in a 38% aggregate decrease in acquired deferred support revenue, or $5.7 million in aggregate, at the respective acquisition dates and a subsequent $5.7 million aggregate decrease in post-acquisition revenue recognized, primarily in fiscal 2006.

        We make estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of acquired companies. Critical estimates in valuing certain of the intangible assets include future expected cash flows from license sales and customer contracts and acquired technologies and patents, as well as assumptions regarding the period of time the acquired technology or customer relationships will continue and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

        Valuation of Long-Lived Assets.    Long-lived assets consist primarily of (a) property and equipment, (b) goodwill, (c) customer lists, (d) patents, (e) trade names, (f) capitalized software costs and

(g) acquired technology. Long-lived assets subject to depreciation, amortization and impairment totaled $600.5 million at October 31, 2005, including $152.3 million related to the fiscal 2006 acquisitions. We periodically evaluate the estimated useful life of property and equipment and identifiable intangible assets and, when appropriate, adjust the useful life, thereby increasing or decreasing the depreciation and amortization expense recorded in the current period and in future reporting periods. The estimated economic useful lives of our long-lived assets may change based upon the intended use of the asset or the period of time over which revenues are expected to be generated. To date, we have not been required to change the estimated useful life of any long-lived assets. As of October 31, 2005, $202.3 million, net of our long-lived assets were subject to depreciation and amortization, including $48.3 million related to the fiscal 2006 acquisitions. If the useful lives of our identifiable intangible assets were reduced by one year, our amortization expense would increase by $20.0 million annually.

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

        We have recorded a significant amount of intangible assets, consisting of customer lists, patents, and trade names, on our balance sheet. As of October 31, 2005, customer lists, patents and trade names, net of accumulated amortization were approximately $139.2 million, representing approximately 15% of our total assets and approximately 23% of long-lived assets subject to depreciation, amortization and impairment. In the future, identifiable intangible assets may increase as a result of additional acquisitions we may do. Any future determination requiring the write-off of a significant portion of the identifiable intangible assets recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.

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

        We have recorded a significant amount of goodwill on our balance sheet. As of October 31, 2005, goodwill was approximately $398.2 million, representing approximately 44% of our total assets and approximately 66% of our long-lived assets subject to depreciation, amortization and impairment. In the future, goodwill may increase as a result of additional acquisitions we may do. Goodwill is recorded on the date of acquisition and is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions and a variety of other circumstances. Any future determination requiring the write-off of a significant portion of the goodwill recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.

        Restructuring Costs.    Restructuring costs are primarily comprised of severance costs and related benefits, costs to eliminate or vacate duplicate facilities and costs to terminate certain contractual commitments. Restructuring costs incurred in conjunction with the acquisitions have been accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations," or EITF 95-3, and have been recognized as a liability assumed in the purchase business combination. We account for restructuring costs not related to acquisitions in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS 146. SFAS 146 requires that a liability for a cost associated with an exit plan or disposal activity be recognized when the liability is incurred. SFAS 146 establishes that fair value is the objective for initial measurement of the liability. Accordingly, we record liabilities as they are incurred as a restructuring charge in the statements of operations. Restructuring costs are based on plans that have been committed to by management. Restructuring cost estimates may change as additional information becomes available and as management finalizes execution of the restructuring plan. Changes to the estimates of executing the plans accounted for under EITF 95-3 are recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter. Changes in estimates to restructuring plans accounted for under SFAS 146 are recorded in our results of operations as an adjustment to restructuring charges. A restructuring benefit of $1.8 million was recorded in the consolidated statement of operations for fiscal 2005 resulting primarily from accrual adjustments related to actual Baan-related settlements for less than the amount previously accrued. A restructuring charge of $4.5 million was recorded in the consolidated statement of operations during the three months ended October 31, 2005 as a result of involuntary terminations of our employees. Also, during the three months ended October 31, 2005, we recorded $22.6 million of restructuring liabilities related to the Epiphany acquisition. Approximately $19.4 million of this amount related to remaining lease obligations for vacated office space, much of which is sublet for amounts less than our cost. We are presently negotiating settlements with the respective landlords, which may result in changes to our estimated liability.

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

        Stock-Based Compensation.    On August 1, 2005, we adopted SFAS 123(R) effective August 1, 2005, using a modified prospective transition method. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. This application will require us to record compensation expense for all awards granted after the required effective date of SFAS 123(R) and for the unvested portion of awards granted between June 4, 2004 and July 31, 2005 that remain outstanding at the date of adoption, in addition, to the stock-based compensation to be recorded for options granted with exercise prices below fair value.

        The Company expects the following impacts for stock options outstanding as of October 31, 2005 after estimating the impact of forfeitures over the requisite service period (in millions):

Estimated Stock-Based Compensation Expense
Fiscal year ending July 31, 2006	$12.3	*
Fiscal year ending July 31, 2007	9.8
Fiscal year ending July 31, 2008	8.0
Fiscal year ending July 31, 2009	4.8

Total estimated stock-based compensation expense over remaining vesting period	$34.9

*
This amount includes $3.3 million of stock-based compensation expense recorded in the three months ended October 31, 2005.

        Actual stock option expense will differ from these estimated expense impacts due to the impact of future stock option grants and differences in actual forfeitures from the rate of forfeitures estimated, as well as any future modifications to the stock option options outstanding at this time. The application of SFAS 123(R) allows management to choose from different valuation methodologies and requires estimates that are inherently uncertain and unpredictable to value stock options, such as:

  •
  Expected term of the stock options;

  •
  Risk-free interest rate over the expected term;

  •
  Expected volatility of the underlying stock; and,

  •
  Estimated stock option forfeitures.

While management believes its valuation methodology and related assumptions are reasonable, actual experience may differ. See note C to our condensed consolidated financial statements for discussion and impacts of implementing SFAS 123(R) effective August 1, 2005.

Results of Operations

Three Months Ended October 31, 2004 Compared to Three Ended October 31, 2005

  General

        The Boniva and Epiphany acquisitions were completed in August and September 2005, respectively. The operating results for the quarter ended October 31, 2005 include three months of Boniva results and approximately one month of Epiphany results. References to our "core product lines" refer to our product lines owned during the entire three month periods ended October 31, 2004 and 2005.

Revenues

Total revenues

	Three Months Ended October 31,
					Increase (Decrease)	Percent Change
	2004	%	2005	%
	(Dollars in millions, except number of employees and revenue per average employee)
Total revenues from core product lines	$166.5	100%	$171.5	97%	$5.0	3%
Effect of fiscal 2006 acquisitions	—	—	6.0	3	6.0	—

Total revenues	$166.5	100%	$177.5	100%	$11.0	7%

Total employees (at end of period)	3,580		3,696		116	3%
Average employees	3,612		3,560		(52)	(1)%
Annualized revenue per average employee (000s)	$184		$199		$15	8%

        Total revenues were $166.5 million for the three months ended October 31, 2004 as compared to $177.5 million for the three months ended October 31, 2005, an increase of $11.0 million or 7%. The three months ended October 31, 2005 included $6.0 million of incremental revenues from the fiscal 2006 acquisitions. Revenues from our core product lines were $166.5 million and $171.5 million for the three months ended October 31, 2004 and 2005, respectively. This increase in revenues from core product lines resulted from a 21% increase in license fees partially offset by a 3% overall decline in core product line support and services and other revenue.

        Annualized revenue per average employee increased as a result of additional license fees revenues and improved productivity of the market-facing personnel in our business.

  Segment Revenues and Profits

        We primarily manage our business on a geographic basis. Our four geographic business segments are:

  •
  North America, which consists of the United States and Canada;

  •
  Europe, Middle East and Africa, or our EMEA region;

  •
  Asia Pacific, which consists of Asia, the Pacific Rim and Japan; and

  •
  Latin America, which consists of Mexico and Central and South America.

Revenues by Segment

	Three Months Ended October 31,
	2004	%	2005	%
	(Dollars in millions)
North America	$74.6	45%	$87.1	49%
EMEA	63.2	38	62.7	35
Asia Pacific	19.8	12	19.4	11
Latin America	8.9	5	8.3	5

Total revenues	$166.5	100%	$177.5	100%

Segment Profit

	Three Months Ended October 31,
	2004	%	2005	%
	(Dollars in millions)
North America	$34.6	68%	$42.7	81%
EMEA	11.2	22	8.1	16
Asia Pacific	3.1	6	1.7	3
Latin America	2.0	4	0.2	—

Total revenues	$50.9	100%	$52.7	100%

        Revenues from North America increased $12.5 million or 17% in the three months ended October 31, 2005 over the prior year period. The fiscal 2006 acquisitions accounted for $3.7 million of the increase while license fee revenues from our core product lines increased $9.7 million. These increases were partially offset by decreases in support and services and other revenues. The increase in license fee revenues was principally attributable to customer orders for the SSA ERPLN, one of our enterprise resource planning products, as well as extension products.

        Segment profits from North America increased $8.1 million in the three months ended October 31, 2005 as compared to the prior year period. Segment profits were 46% of segment revenues for the three months ended October 31, 2004 and 49% in the three months ended October 31, 2005. The increase in segment profit was attributable to the increase in license fee revenue.

        For the three months ended October 31, 2005, revenues from EMEA decreased $0.5 million or 1% as compared to the three months ended October 31, 2004 as a result of an overall decrease of $2.7 million in total core produce line categories, partially offset by $2.2 million of increased revenues attributable to the fiscal 2006 acquisitions. The decrease in core product line revenue was mainly attributable to decreased support revenue attributable to a stronger U.S. dollar in the three months ended October 31, 2005 and some pricing pressure.

        Segment profits from EMEA decreased $3.1 million in the three months ended October 31, 2005 compared to the prior year period. Segment profits were 18% of segment revenues for the three months ended October 31, 2004 and 13% for the three months ended October 31, 2005. The decrease in segment profits was attributable to the decline in revenues and increased cost due to changes in revenue mix.

        Revenues from the Asia Pacific segment decreased $0.4 million or 2% in the three months ended October 31, 2005 compared to the three months ended October 31 2004, primarily as a result of lower services revenues.

        Segment profits from Asia Pacific decreased $1.4 million in the three months ended October 31, 2005 as compared to the three months ended October 31, 2004. Segment profits were 16% of segment revenues in the three months ended October 31, 2004 and 9% in the three months ended October 31, 2005 as a result of lower gross profit on professional services and higher development costs in India.

        Revenues from Latin America decreased $0.6 million or 7% in the three months ended October 31, 2005 as compared to the prior year period primarily as a result lower license fees and support revenues, partially offset by an increase in services and other revenues.

        Segment profits from Latin America decreased $1.8 million in the three months ended October 31, 2005 to $0.2 million. Segment profits were 22% of segment revenues in the three months ended October 31, 2004 versus 0% of segment revenues in the three months ended October 31, 2005 due to lower revenues and lower margin services business.

        Sales outside the United States accounted for approximately 58% and 55% of our total revenues for three months ended October 31, 2004 and 2005, respectively.

License fee revenue

	Three Months Ended October 31,
						Percent Change
	2004	%	2005	%	Increase
	(Dollars in millions)
License fee revenue from core product lines	$41.4	100%	$50.1	96%	$8.7	21%
Effect of fiscal 2006 acquisitions	—	—	1.9	4	1.9	—

License fee revenue	$41.4	100%	$52.0	100%	$10.6	26%

        Total license fee revenues were $41.4 million for the three months ended October 31, 2004 as compared to $52.0 million for the three months ended October 31, 2005, an increase of $10.6 million or 26%. In the three months ended October 31, 2005, $1.9 million of the incremental license fee revenues came from the fiscal 2006 acquisitions. The increase of $8.7 million from our core product lines reflected increased customer orders for the SSA ERPLN product and extension products and an increased average selling price.

Support revenues

	Three Months Ended October 31,
					Increase (Decrease)	Percent Change
	2004	%	2005	%
	(Dollars in millions)
Support revenues from core product lines	$85.4	100%	$82.4	97%	$(3.0)	(4)%
Effect of fiscal 2006 acquisitions	—	—	2.6	3	2.6	—

Support revenues	$85.4	100%	$85.0	100%	$(0.4)	—%

        Total support revenues were $85.4 million for the three months ended October 31, 2004 as compared to $85.0 million for the three months ended October 31, 2005, a decrease of $0.4 million. The reduction in support revenues of $3.0 million attributable to our core product lines was partially offset by an increase of $2.6 million attributable to the fiscal 2006 acquisitions. Current year core product line support revenues were lower reflecting some support pricing pressure and a stronger U.S. dollar in fiscal 2006.

Services and other revenues

	Three Months Ended October 31,
					Increase (Decrease)	Percent Change
	2004	%	2005	%
	(Dollars in millions)
Services and other revenues from core product lines	$39.7	100%	$39.0	96%	$(0.7)	(2)%
Effect of fiscal 2006 acquisitions	—	—	1.5	4	1.5	—

Services and other revenues	$39.7	100%	$40.5	100%	$0.8	2%

        Total services and other revenues were $39.7 million for the three months ended October 31, 2004 as compared to $40.5 million for the three months ended October 31, 2005, an increase of $0.8 million or 2%. Services and other revenues attributable to our core product lines were $39.7 million and $39.0 million for the three months ended October 31, 2004 and 2005, respectively, reflecting a decline in hardware revenue offset by a 5% increase in service revenue.

Cost of Revenues
Cost of license fee revenue

	Three Months Ended October 31,
						Percent Change
	2004	%	2005	%	Increase
	(Dollars in millions)
Cost of license fee revenues	$5.3	52%	$7.5	62%	$2.2	42%
Amortization of capitalized software and acquired technology	4.9	48	4.6	38	(0.3)	(6)

Cost of license fee revenues	$10.2	100%	$12.1	100%	$1.9	19%

Gross profit percentage on license fee revenues	75%		77%

        Cost of license fee revenues includes royalties associated with the sale of third-party products, amortization of capitalized software and acquired technology, and commissions paid to resellers. These costs totaled $10.2 million for the three months ended October 31, 2004 as compared to $12.1 million for the three months ended October 31, 2005, an increase of $1.9 million or 19%. Approximately $0.4 million of the change in capitalized software and acquired technology amortization was due to the impact of the fiscal 2006 acquisitions. The increase in cost of license fee revenues was due a greater mix of third-party products and indirect channel volume in the three months ended October 31, 2005.

Cost of support, services and other revenue

	Three Months Ended October 31,
						Percent Change
	2004	%	2005	%	Increase
	(Dollars in millions)
Cost of support and services and other revenues from core product lines	$46.6	100%	$48.9	97%	$2.3	5%

Effect of fiscal 2006 acquisitions	—	—	1.4	3	1.4	—

Cost of support, services and other revenue	$46.6	100%	$50.3	100%	$3.7	8%

Gross profit percentage on total support and services and other revenues	63%		60%

        Cost of support and services and other revenues was $46.6 million for the three months ended October 31, 2004 as compared to $50.3 million for the three months ended October 31, 2005, an increase of $3.7 million or 8%. Approximately $1.4 million of this increase was attributable to the impact of the fiscal 2006 acquisitions. The increase in core product line cost of $2.3 million was attributable to increased use of third-party contractors for professional services work and changes in utilization rates for billable services personal offset by reduced hardware costs.

        The gross profit related to support and services and other revenues decreased from 63% in the three months ended October 31, 2004 to 60% in the three months ended October 31, 2005 primarily as a result of lower revenues and higher cost in our core product line discussed above.

Operating Expenses
Total operating expenses

	Three Months Ended October 31,
						Percent Change
	2004	%	2005	%	Increase
	(Dollars in millions)
Total operating expenses for core product lines	$87.1	91%	$89.6	86%	$2.5	3%
Intangible asset amortization, stock compensation expense and in-process research and development	8.9	9	11.6	11	2.7	30%
Effect of fiscal 2006 acquisitions	—	—	3.6	3	3.6	—

Total operating expenses	$96.0	100%	$104.8	100%	$8.8	9%

Operating margin percentage on total revenues	8%		6%

        Total operating expenses were $96.0 million for the three months ended October 31, 2004 as compared to $104.8 million for the three months ended October 31, 2005, an increase of $8.8 million or 9%. Operating expenses for the three months ended October 31, 2005 included $5.6 million in incremental expenses from the fiscal 2006 acquisitions, including $1.7 million in in-process research and development and $0.3 million in other intangible amortization.

        Included in operating expenses for the three months ended October 31, 2004 were approximately $6.4 million of amortization expense associated with acquisitions, compared to $6.6 million for the three months ended October 31, 2005, and $2.5 million of non-cash stock compensation expense in the three months ended October 31, 2004, compared to $3.3 million in the three months ended October 31, 2005. The increase in non-cash stock compensation expense reflects the implementation of SFAS 123(R).

Sales and marketing expenses

	Three Months Ended October 31,
						Percent Change
	2004	%	2005	%	Increase
	(Dollars in millions)
Sales and marketing expenses for core product lines	$43.4	98%	$43.7	94%	$0.3	1%
Non-cash stock compensation	0.9	2	1.2	3	0.3	33
Effect of fiscal 2006 acquisitions	—	—	1.5	3	1.5	—

Total sales and marketing expenses	$44.3	100%	$46.4	100%	$2.1	5%

        Total sales and marketing expenses were $44.3 million for the three months ended October 31, 2004 as compared to $46.4 million for the three months ended October 31, 2005, an increase of $2.1 million or 5%. For the three months ended October 31, 2005 approximately $1.5 million and $0.3 million of incremental expense was due to the fiscal 2006 acquisitions and our core product lines, respectively, reflecting investments in our sales force, offset by lower spending for marketing.

Research and development expenses

	Three Months Ended October 31,
						Percent Change
	2004	%	2005	%	Increase
	(Dollars in millions)
Research and development expenses for core product lines	$24.3	100%	$24.3	90%	$—	—%
In-process research and development	—	—	1.7	6	1.7	—
Effect of fiscal 2006 acquisitions	—	—	1.1	4	1.1	—

Total research and development expenses	$24.3	100%	$27.1	100%	$2.8	12%

        Total research and development expenses were $24.3 million for the three months ended October 31, 2004 as compared to $27.1 million for the three months ended October 31, 2005, an increase of $2.8 million or 12%. For the three months ended October 31, 2005, research and development expenses increased $1.1 million due to the fiscal 2006 acquisitions and $1.7 million related to an in-process research and development charge in connection with the Epiphany acquisition.

General and administrative expenses

	2004	%	2005	%	Increase (Decrease)	Percent Change
	(Dollars in millions)
General and administrative expenses for core product lines	$21.0	93%	$17.8	88%	$(3.2)	(15)%
Non-cash stock compensation	1.5	7	1.5	7	—	—
Effect of fiscal 2006 acquisitions	—	—	0.9	5	0.9	—

Total general and administrative expenses	$22.5	100%	$20.2	100%	$(2.3)	(10)%

        Total general and administrative expenses were $22.5 million for the three months ended October 31, 2004 as compared to $20.2 million for the three months ended October 31, 2005, a decrease of $2.3 million or 10%. General and administrative expenses declined by $3.2 million for core product lines, or 15%, in the three months period ended October 31, 2005 period compared to the prior year period due to lower infrastructure costs, lower professional fees and lower bad debt expense.

  Restructuring changes (benefits)

        Restructuring charges (benefits) were a benefit of $1.5 million for the three months ended October 31, 2004 and a charge of $4.5 million for the three months ended October 31, 2005. See note J to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Other Income (Expense)

        Interest expense.    Interest expense—related parties was $3.9 million for the three months ended October 31, 2004 and $1.5 million for the three months ended October 31, 2005, a decrease of $2.4 million, reflecting the repayment of $81.2 million of related party debt with proceeds from our IPO in June 2005 and the repayment, on September 22, 2005, of the remaining related-party debt with the proceeds of the new $200.0 million term credit facility. The loss on the early retirement of debt represents a non-cash, non-operating charge of approximately $3.3 million of unamortized financing fees associated with the related-party debt. See the discussion of debt financing in "—Liquidity and Capital Resources". Interest expense-other was $0 in the three months ended October 31, 2004 and expense of $0.6 million in the three months ended October 31, 2005 reflecting the debt financing discussed above and in "—Liquidity and Capital Resources," offset by interest income.

        Other income (expense).    We recorded income of $1.0 million and expense of $1.8 million in the three months ended October 31, 2004 and 2005, respectively, reflecting net foreign exchange gains and losses in the periods. The net foreign exchange gain and loss in each period came from the impact of exchange rates movements on intercompany balances between our subsidiaries.

        Provision for income tax expense.    The provision for income tax was $4.4 million and $2.1 million in the three months ended October 31, 2004 and 2005, respectively. The effective tax rate was approximately 41% and 68% for the three months ended October 31, 2004 and 2005, respectively. The effective rates exceeded the U.S. statutory rate of 34% in both periods due to state income taxes, income tax rate differences in foreign countries and operating losses in entities where tax losses already have a full valuation allowance. The effective tax rate for the three months ended October 31, 2005 was also increased by the $1.7 million in-process research and development charge related to Epiphany, which is not tax deductible. We expect our effective tax rate to be approximately 45% for the remainder of fiscal 2006.

  Earnings per Share

	Three Months Ended October 31,
	2004	2005
Earnings (loss) per common share
Basic	$(2.47)	$0.01
Diluted	(2.47)	0.01
Earnings per preferred share
Basic and diluted	$6.07	$—

        For the three months ended October 31, 2004 and the entire 2005 fiscal year, we calculated basic earnings per share using the two-class method. Under the two-class method, net income for any given period was allocated between common stock and the Series A convertible preferred stock outstanding prior to our IPO in May 2005, on the basis of weighted average number of shares outstanding during the period. Net loss was allocated solely to the common stockholders since, according to the terms of our prior Certificate of Incorporation, the Series A convertible preferred stock was not obligated to share in our losses. In connection with our IPO, all of our Series A convertible preferred stock converted into shares of our common stock.

        Basic earnings per common share is based on the weighted average number of common shares outstanding. For fiscal 2005 and the three months ended October 31, 2005, basic earnings per common share included the effect of 4,785,000 common shares issued on February 25, 2004, in connection with an amendment to our Certificate of Incorporation that reclassified each share of Series A convertible preferred stock into one share of Series A convertible preferred stock and 1.595 shares of common stock. Basic earnings attributed to common shares included the allocated share of undistributed earnings.

  Liquidity and Capital Resources

        Our principal sources of liquidity and capital resources historically have been funds derived from operations, borrowings pursuant to promissory notes, the issuance of convertible preferred stock, the issuance of common stock in our IPO and the credit facility we entered into in September 2005. The proceeds from our IPO were largely used to pay down our existing debt. We intend to fund future operating capital needs through cash on hand, future operating cash flows, and potential debt or equity financings in the future. In September 2005, we entered into a $225.0 million credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and Citicorp USA, Inc., as syndication agent, including a $200.0 million term facility and a $25.0 million revolving credit facility. Proceeds from the term facility were used to refinance approximately $154.7 million of senior unsecured related party indebtedness (approximately $151.8 million of principal plus accrued interest) and to fund the Epiphany acquisition.

        We believe that the amounts available from these and other sources will be sufficient to fund operations and capital requirements for the foreseeable future. However, changes in business circumstances or acquisition opportunities may require us to raise additional equity capital or debt in the future. Furthermore, we cannot assure you that changing business circumstances will not cause us to require additional capital for reasons that are not currently anticipated or that the additional capital will be available to us on reasonable terms or at all. If funding is insufficient it could have a material adverse effect on our business, financial position, results of operations and cash flows.

        Days sales outstanding, or DSOs, in accounts receivable were 75 days as of October 31, 2005 and 78 days as of October 31, 2004. DSOs are calculated based on net accounts receivable divided by average daily revenue for the quarters ended October 31, 2004 and 2005, excluding the impact of acquisitions consummated during the respective quarter, as applicable. The decrease in DSOs as compared to October 31, 2004 is largely related to collection results. There have not been any significant changes in payment terms or credit policies in the last twelve months. Our DSOs tend to be highest in our second quarter ending January 31st and lowest in the quarters ending July 31st and October 31st due to seasonality of support renewal billings.

        As of July 31, 2005, we have net operating loss carryforwards, or NOLs, that could offset approximately $276.0 million of future taxable income for U.S. federal income tax purposes. The utilization of $244.0 million of these tax losses, however, is restricted under Section 382 of the Internal Revenue Code to the extent they relate to acquired businesses, with an annual limit of $9.2 million available for use. Under Section 382, if an ownership change occurs, such as an acquisition, the ability to utilize NOLs may be subject to restriction. In addition, we had NOLs of approximately $505.0 million at July 31, 2005 million that would enable us to offset future taxable income of our foreign subsidiaries. Approximately $368.4 million of these foreign NOLs expire at various dates through 2013. We estimate we will pay cash taxes totaling approximately $4.0 million to $5.0 million related to federal, state and foreign income taxes in fiscal 2006. As a result of the Epiphany acquisition, our NOLs for U.S. federal income taxes and foreign income taxes increased by approximately $295.0 million and $51.0 million, respectively. The utilization of the U.S. NOLs will be limited to approximately $100.0 million, with an annual limit of $5.0 million under Section 382 of the Internal Revenue Code.

  Cash Flows

        Operating Activities.    The principal drivers of our cash flow from operating activities are the cash portion of operating income (operating income plus non-cash operating expense items such as depreciation, amortization, in-process research and development charges, and non-cash stock compensation) less cash paid for interest, income taxes, restructuring costs and other changes in working capital.

        During the three months ended October 31, 2005, our cash flows from operations was an outflow of $8.5 million compared to an outflow of $5.1 million during the three months ended October 31, 2004. The primary driver of this change was working capital changes in the three months ended October 31, 2005 associated with revenue cycles.

  Investing and Financing Activities.

        The following narrative summarizes our historical investing and financing activities for each period presented.

        Investing activities resulted in the use of cash totaling $2.0 million and $110.3 million for the three months ended October 31, 2004 and 2005, respectively. Investing activities for the three months ended October 31, 2004 resulted in a net cash outflow of $2.0 million for capital expenditures and capitalized software development costs, while investing activities for the three months ended October 31, 2005 included $106.5 million (net of cash acquired) for the Epiphany and Boniva acquisitions and $3.8 million for capital expenditures and capitalized software development costs.

        Financing activities resulted in net cash outflows of $0.8 million and net cash inflows of $42.5 million for the three months ended October 31, 2004 and 2005, respectively. Financing cash outflows for the three months ended October 31, 2004 included scheduled payments under promissory notes and other debt payments. Financing cash inflows for the three months ended October 31, 2005 included $200.0 million of proceeds from the senior secured term credit facility of which $151.8 million of these proceeds were used to repay existing related-party debt with the remainder used to fund the

2006 acquisitions. Other financing cash flows for the three months ended October 31, 2005 included $1.9 million of stock issuance costs related to our IPO, $3.3 million of debt financing costs related to the new senior secured term credit facility, partially offset by $0.6 million of proceeds from the exercise of stock options.

  Debt and Credit Sources

        On September 22, 2005, we entered into a new senior secured credit agreement, which is referred to as the credit agreement, with a syndicate of financial institutions in which JPMorgan Chase Bank, N.A., was administrative agent, and Citicorp USA, Inc., was syndication agent. Pursuant to the credit agreement, the lenders made a $200.0 million term loan, maturing September 22, 2011, or the term facility, and a five-year revolving credit facility of up to $25.0 million, or the revolving facility. The revolving facility is available for loans and for letters of credit to support payment obligations incurred in the ordinary course of business. Proceeds of the term facility were used to repay all related-party debt of approximately $151.8 million of principal and accrued interest, with the remainder used to pay fees related to the financing and to partially fund the Epiphany acquisition. The term facility and the revolving facility are collateralized by substantially all of our assets and the assets of our domestic subsidiaries and guaranteed by all of our domestic subsidiaries. We were in compliance with all debt covenants at October 31, 2005. As of October 31, 2005, $199.5 million was outstanding under the term facility. See note F for discussion of the debt financing, including discussion of debt convents and guarantees.

        On June 4, 2004, in connection with the Arzoon acquisition, we issued subordinated convertible notes in the aggregate principal amount of $12.0 million to Arzoon and certain of its investors. The interest rate on the notes is 5% per annum, payable quarterly in arrears on the first day of each calendar quarter, until maturity, conversion or repayment. The maturity date on the promissory notes is June 4, 2007. Upon a change of control of our company where our successor is a publicly traded company or the initial public offering of our successor company if it is a privately-held company when it acquires us, each noteholder has the right to convert any portion of the amount then outstanding on such note into shares of our common stock at a conversion price of $19.64 per share, subject to an anti-dilution adjustment. As of October 31, 2005, we had an aggregate of $12.0 million principal outstanding on the notes.

        As of October 31, 2005, we had $9.5 million in outstanding letters of credit and surety bonds, which are collateralized. The pledged collateral is reflected on our balance sheet as restricted cash. The letters of credit for long-term commitments, such as facilities leases, renew annually and at reduced levels through 2016.

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

  Contractual Obligations

        We lease office facilities under operating leases, which generally require us to pay operating costs, including property taxes, insurance and maintenance. We also lease certain computer equipment under noncancelable operating leases. Rent expense under such leases aggregated $5.1 million and $4.5 million for the three months ended October 31, 2004 and 2005, respectively.

        On November 1, 2005, we entered into an interest rate swap with JPMorgan Chase, N.A. effective December 28, 2005 whereby we fixed our base interest rate at 4.90% plus contractual margin of 2.00% (6.90%) on $150.0 million of variable rate debt (based on the London interbank offered rate, or LIBO rate, plus a contractual margin) for three years. The interest expense on the unhedged portion of the debt will fluctuate based on the LIBO rate in accordance with the credit agreement. For purposes of reflecting contractual interest commitments on this table, interest was computed using the interest rate of 6.90% in effect under the interest rate swap on the term credit facility until December 28, 2008 on both the hedged and unhedged portions of the outstanding debt, as well as for the period subsequent to December 28, 2008. This rate was used since it is the most objective rate available at the time of this filing.

	Payments Due by Period
	Less than one year	1–3 years	4–5 years	After 5 years	Total
	(in millions)
Contractual Obligations:
Promissory notes	$1.3	$0.2	$—	$—	$1.5
Subordinated convertible notes	0.6	12.4	—	—	13.0
$200.0 million term credit facility	15.5	31.0	77.0	147.3	270.8
Equipment financing	1.0	2.0	—	—	3.0
Capital lease obligations	0.1	—	—	—	0.1
Operating leases	22.6	34.4	22.5	31.4	110.9

Total	$41.1	$80.0	$99.5	$178.7	$399.3

        Other commercial commitments as of October 31, 2005 include the following:

	Payments Due by Period
	Less than one year	1–3 years	4–5 years	After 5 years	Total
	(in millions)
Other Commercial Commitments:
Standby letters of credit	$0.8	$0.8	$0.5	$5.1	$7.2
Surety bond	2.3	—	—	—	2.3
Purchase commitments	4.0	1.7	—	—	5.7

Total	$7.1	$2.5	$0.5	$5.1	$15.2

        The Company's purchase commitments represent long-term minimum usage obligations under telecommunications arrangements.

Capital Expenditures

        Our capital expenditures were approximately $1.5 million and $1.2 million for the three months ended October 31, 2004 and 2005, respectively. Our capital expenditures have been minimal due to the reuse of computers and networking equipment obtained through our acquisitions and due to our leasing of equipment under operating leases. For the remainder of fiscal 2006, we expect our capital expenditures and capitalized software to be approximately $15.5 million as we replace and invest in computer hardware and invest in our products.

Recently Issued Accounting Pronouncements

SFAS 123(R)

        On December 16, 2004, the FASB issued SFAS 123(R). This statement is a revision of FASB 123, "Accounting for Stock Based Compensation," as amended, supersedes APB 25, "Accounting for Stock Issued to Employees" and its related implementation guidance and amends SFAS 95, "Statement of Cash Flows." SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. We will adopt SFAS 123(R) effective August 1, 2005, using a modified prospective transition method. This method will require that we record compensation expense for all awards granted after the required effective date and for the unvested portion of awards granted between June 4, 2004 and July 31, 2005 that were outstanding at the date of adoption, in addition to the stock-based compensation to be recorded for options granted with exercise prices below fair value.

        The Company expects the following impacts for stock options outstanding as of October 31, 2005 after estimating the impact of forfeitures over the requisite service period (in millions):

Estimated Stock-Based Compensation Expense
Fiscal year ending July 31, 2006	$12.3	*
Fiscal year ending July 31, 2007	9.8
Fiscal year ending July 31, 2008	8.0
Fiscal year ending July 31, 2009	4.8

Total estimated stock-based compensation expense over remaining vesting period	$34.9

*
This amount includes $3.3 million of stock-based compensation expense recorded in the three months ended October 31, 2005.

        Actual stock option expense may differ from these estimated expense impacts due to the impact of future stock option grants and differences in actual forfeitures from the rate of forfeitures estimated, as well as modifications to the stock option options outstanding at this time. See note C to our condensed consolidated financial statements for discussion and impacts of implementing SFAS 123(R) effective August 1, 2005.

SFAS No. 153

        On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions," or SFAS 153. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which became effective with our first quarter of fiscal 2006. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

        FSP SFAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004," clarifies that the tax deduction for domestic manufacturers under the Act should be accounted for as a special deduction in accordance with SFAS 109, "Accounting for Income Taxes." We currently are evaluating the impact, if any, of FSP-109-1 on our consolidated financial statements.

        FSP SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying the FASB Statement. The Act provides for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated in fiscal 2005 or 2006. The deduction would result in an approximate 5.1 percent federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Certain other criteria in the Jobs Act must be satisfied as well. We have studied the provisions of the Act related to the repatriation of earnings and do not intend to repatriate any earnings as of July 31, 2005.

SFAS No. 154

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30," or SFAS 154. SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, SFAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a "restatement." The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of fiscal 2007 beginning on August 1, 2006. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on its consolidated financial position, results of operations or cash flows.

RISK FACTORS

        The following are certain risk factors that could affect our future results of operations and financial condition. They should be considered in connection with evaluating the forward-looking statements and other information contained in this quarterly report on Form 10-Q because these factors could cause our actual results and conditions to differ materially from those projected in forward-looking statements.

Risks Relating to Our Business and Future Results

        Our strategy of supplementing our growth through selective acquisitions presents risks.

        Part of our growth strategy includes selectively pursuing acquisitions. Our future success will depend, in part, on our ability to effectively integrate businesses that we acquire in the future. We expect to face significant challenges in consolidating functions and integrating procedures, personnel, product lines, technologies and operations in a timely and efficient manner, and the integration process may require significant attention from management and devotion of resources. For example, in fiscal 2004 our operating expenses included $16.8 million of acquisition integration and other transition costs principally attributable to Baan, including approximately $10.0 million in incremental auditor and consulting fees from the compilation of records and audit of Baan's pre-acquisition financial results, which required substantial personnel resources and took nine months to complete.

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

        Even if we are able to integrate any businesses acquired in the future with our operations successfully, we cannot assure you that we will realize the cost savings, synergies or revenue enhancements that we anticipate from such integration or that we will realize such benefits within the time frame that we currently expect or will expect. Realizing these benefits may be difficult because historically most of the companies we have acquired have been in poor financial condition or close to bankruptcy. Our ability to realize anticipated cost savings, synergies or revenue enhancements may be affected by the timing and efficiency with which we can consolidate operations, reduce overlapping personnel while avoiding labor disputes and integrate acquired technology with our existing technology, all of which are difficult to predict. In addition, our cost savings may be reduced by unexpected costs in connection with our integration efforts or a slowdown in the collection of accounts receivable, operating losses or costs associated with lawsuits brought against us related to acquired businesses. For example, the compilation of records and audit of Baan's pre-acquisition financial results resulted in approximately $10.0 million in incremental auditor and consulting fees.

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

        Our auditors based their material weakness determination on four identified significant deficiencies:

  •
  Our sales representatives did not provide to our accounting personnel all contract documentation in connection with several customer arrangements in Japan entered into during fiscal 2001, 2002, and 2003 which led to the incorrect recording of revenue in those periods. The impact on our statement of operations was a reduction of license fee revenues of $0.7 million in fiscal 2001, $1.1 million in fiscal 2002 and $0.8 million in fiscal 2003, a decrease in income before income taxes of $0.7 million in fiscal 2001 and $1.1 million in fiscal 2002, and an increase in income before income taxes of $0.4 million in fiscal 2003.

  •
  In connection with three customer arrangements in EMEA, revenues were recorded in the fourth quarter of fiscal 2004 even though software was not shipped until after quarter end. The impact on our statement of operations was a reduction of license fee revenues and income before income taxes of approximately $0.4 million for fiscal 2004.

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

        In light of the significant deficiencies noted in Japan and Mexico and the aggregation of significant deficiencies constituting a material weakness, we instituted control improvements that we believe reduces the likelihood of similar revenue recognition errors to less than remote or to an inconsequential amount in the specific areas of the world that are judged to be most vulnerable. In addition, we have added further controls over contract review associated with revenue recognition and allowance for doubtful accounts judgments. These control improvements include:

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

  •
  Independent review of revenue recognition for software license agreements of $75,000 or greater in Latin America are performed by qualified personnel in our North American accounting department.

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

        The accounting profession continues to discuss certain provisions of relevant accounting literature with the objective of providing additional guidance on potential interpretations related to software revenue recognition and so-called "multiple element arrangements" in which a single contract includes a software license, a maintenance services agreement and/or other "elements" that are bundled together in a total offering to the customer. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of revenue recognition. In addition, companies we acquire may have historically interpreted software revenue recognition rules differently than we do or may not have been subject to generally accepted accounting principles, or GAAP, in the United States of America as a result of reporting under local GAAP in a foreign country. If we discover that companies we have acquired have interpreted and applied software revenue recognition rules differently than prescribed by U.S. GAAP, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of the acquired companies' financial statements.

        In connection with its audit of the Baan combined consolidated financial statements prepared in accordance with U.S. GAAP, Ernst & Young Accountants identified a material weakness with respect to the Baan combined consolidated financial statements. Baan's original system of financial reporting was designed to comply with U.K. GAAP, consistent with the GAAP applied in the financial statements of its former parent, and the records of its subsidiaries were kept in other local GAAP, and then consolidated into its former parent's financial statements. As a result, the Baan historical financial information prior to our acquisition of Baan was not prepared in accordance with certain aspects of U.S. GAAP regarding software revenue recognition principally related to multiple element arrangements that require deferral of revenues until delivery. Several instances were also found where revenues were not recorded over the proper term as specified in the arrangements. The financial accounting reconstruction, compilation and audit were completed, at a cost to us of approximately $10.0 million, in order to obtain an audit opinion as to Baan's compliance with U.S. GAAP. In response to the material weakness identified by Ernst & Young Accountants, which related to the pre-acquisition period for Baan, we have also installed control processes to address future U.S. GAAP compliance with specific attributes covering multiple element arrangements, as well as delivered and undelivered elements in such arrangements. Baan-related revenues were $282.3 million in fiscal 2004, or 44% of our consolidated revenues for such period.

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

        Developing and localizing software is expensive, and the investment in product development may involve a long payback cycle. In fiscal 2004 and 2005, our research and development expenses were $95.2 million and $102.8 million, respectively, or approximately 15% and 14% of our total revenues in fiscal 2004 and 2005, respectively. In the three months ended October 31, 2004 and 2005, our research and development expenses were $24.3 million and $27.1 million, respectively, or approximately 15% of our total revenues in both periods. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, future revenues from these investments are not fully predictable.

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

        Our acquisitions, in particular the acquisition of Baan, have increased the size and scope of our international operations. For fiscal 2005, approximately 59% of our total revenues were derived from sources outside the United States. For the three months ended October 31, 2004 and 2005, approximately 58% and 55%, respectively, of our total revenues were derived from sources outside the United States. We currently have operations throughout EMEA, Asia, Latin America, Australia and Canada. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include, but are not limited to:

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

        In particular, we conduct our business and incur costs in the local currency of most countries where we operate. Since our consolidated financial statements are denominated in United States dollars, changes in currency exchange rates between the United States dollar and local currencies and, to the extent applicable, between local currencies and the currencies in which revenues are generated and expenses are incurred, have had, and will continue to have, an impact on our business, financial position, results of operations and cash flows. For fiscal 2005, approximately 58% of our total revenues and 55% of our total cost of revenues and operating expenses were denominated in foreign currencies. For the three months ended October 31, 2004 and 2005 approximately 55% of both our total revenues and total cost of revenues and operating expenses were denominated in foreign currencies. See "Item 3. Quantitative and Qualitative Disclosure About Market Risk."

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

        Some of our employees outside the United States are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such favorable employment rights require us to expend greater time and expense in making changes to employees' terms of employment or making staff reductions. For example, as of October 31, 2005, we had 642 employees in Germany and the Netherlands, or approximately 17% of our total workforce, represented by workers' councils which must approve any changes in conditions of employment, including salaries and benefits. Of these employees, 276 were engaged in research and development activities, 115 in sales and marketing activities, 182 in customer support and services activities and 69 in general and administrative activities. While we believe that our relations with our employees are satisfactory, a significant dispute with our employees could have a material adverse effect on our business, financial position, results of operations and cash flows.

        Our indebtedness and future indebtedness could adversely affect our financial health, limit our cash flow available to invest in the ongoing needs of our business, limit our operating flexibility and adversely affect the price of our common stock.

        As of October 31, 2005, we had approximately $214.4 million of indebtedness outstanding, before the offset for unamortized financing fees, while our cash and cash equivalents totaled $90.0 million on that date.

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

        As of October 31, 2005, Cerberus and General Atlantic, which we refer to collectively as our controlling stockholders, own 86.3% of our common stock. As a result, our controlling stockholders continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Our controlling stockholders also have sufficient voting power to amend our organization documents. We cannot assure you that the interests of our controlling stockholders will coincide with the interests of other holders of our common stock. For example, our controlling stockholders could cause us to make acquisitions that increase the amount of our indebtedness or sell revenue-generating assets. Additionally, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisitions opportunities may not be available to us. So long as our controlling stockholders continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

        We are a "controlled company" within the meaning of Nasdaq rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

        Our controlling stockholders continue to control a majority of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the rules governing companies with stock quoted on The Nasdaq National Market. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a "controlled company" and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. Following the consummation of our IPO, we now utilize these exemptions. Our Board of Directors does not have a majority of independent directors, and our nominating and compensation committees do not consist entirely of independent directors. Accordingly, the procedures for approving significant corporate decisions can be determined by directors who have a direct or indirect interest in the matters and you will not have the same protections afforded to stockholders of other companies with stock quoted on The Nasdaq National Market.

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

        The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. We have 68,316,248 shares of common stock outstanding as of October 31, 2005, of which 58,939,776 shares are held by our controlling stockholders. However, prior to the IPO, we and our current stockholders, subject to certain limited exceptions, agreed with the underwriters of our IPO to a "lock-up" period, meaning that such parties may not, subject to certain other exceptions, sell any of their existing shares of our common stock without the prior written consent of J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., representatives of the underwriters, until November 22, 2005. The "lock-up" agreements expired on November 22, 2005. Shares held by Cerberus and General Atlantic and the shares held by executive officers underlying the options subject to "lock up" became eligible for sale, in some cases subject to the requirements of the Rule 144 holding period requirement. Sales of a substantial amount of our common stock in the public market, or the perception in the public market of such sales, could decrease the market price of our common stock significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        We are exposed to interest rate risk and foreign currency risks, as described below. We do not use derivative financial instruments to hedge our foreign currency exchange rate risks or for speculative investment purposes.

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

        The weighted-average yield on interest-bearing investments held as of October 31, 2004 and 2005 was approximately 1.40% and 2.50%, respectively. Based on our investment holdings at October 31, 2005, a 100 basis point decline in the average yield would reduce our annual interest income by $0.9 million.

        The United States Federal Reserve Board ("Federal Reserve") influences the general market rates of interest. The federal funds rate was raised to 4.25% on December 13, 2005, the 13th quarter-point increase since June 2004. On September 23, 2005, the three-month LIBOR rate stood at 3.97%, which resulted in a rate of 5.97% on the $200.0 million under the term credit facility put in place on September 22, 2005. A future interest rate increase of 1.0% would result in increased annual interest expense of approximately $2.0 million.

        On November 1, 2005, we entered into an interest rate swap with JPMorgan Chase, N.A. effective December 28, 2005 whereby we fixed our base interest rate at 4.90% plus contractual margin of 2.00% (6.90%) on $150.0 million of our variable rate term debt (based on the London interbank offered rate, or LIBO rate, plus a contractual margin) for three years. The interest expense on the unhedged portion of the debt will fluctuate based on the LIBO rate plus the applicable contractual margin in accordance with the credit agreement.

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

	Foreign Currency Exposure for Three Months Ended October 31, 2005
	Euro	UK Pound	Japanese Yen	Other	Total Exposure
Total revenues (three months ended October 31, 2005).	40%	19%	6%	35%	100%
Total cost of revenues and operating expenses (three months ended October 31, 2005)	41%	18%	6%	35%	100%

        For fiscal 2005, approximately 58% of our total revenues and 55% of our cost of revenues and operating expenses were denominated in foreign currencies.

        Foreign currency transaction gains and losses are recognized in the results of operations based on the difference between the foreign exchange rates on the transaction date and on the settlement date. There was a net foreign exchange gain of $1.7 million in fiscal 2005, a net foreign exchange gain of $1.0 million in the three months ended October 31, 2004 and a net foreign exchange loss of $1.8 million in the three months ended October 31, 2005. These foreign currency exchange gains and losses are included in the statements of operations in "other income (expense)."

Item 4.    Controls and Procedures

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

        The Company's disclosure controls and procedures are not capable of preventing all instances of error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. The Company's disclosure controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected on a timely basis.

        CEO and CFO certifications.    Attached as Exhibits 31.1 and 31.2 to this quarterly report on Form 10-Q are certifications by the Company's CEO and CFO. These certificates are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This portion of the Company's quarterly report on Form 10-Q describes the results of the Company's controls evaluation referred to in the Section 302 Certifications.

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

        There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected or are reasonably likely to affect our internal control over financial reporting.

Part II
Other Information

Item 1.    Legal Proceedings

        We and/or certain of our subsidiaries are party to certain labor and product liability litigation and intellectual property infringement claims. With respect to acquired companies, substantially all of such litigation and claims were commenced prior to acquisition. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", or SFAS 5, we had accrued $15.3 million as of October 31, 2005 for the litigation and related legal fees where we believe a loss is probable and reasonably estimable. We believe we have good defenses in connection with many of these claims and intend to vigorously contest such claims or seek to reach settlements to the extent appropriate.

        On February 27, 2004, Peavey Electronics Corporation, or Peavey, filed a complaint in the Circuit Court of Lauderdale County, Mississippi against Baan U.S.A., Inc., or Baan USA. The complaint includes claims that Baan USA breached its warranties and obligations under the software license and support agreement and the professional services agreement entered into by the parties. In addition, the complaint includes claims of fraud, fraudulent misrepresentation, negligent misrepresentation and breach of the duty of good faith and fair dealing against Baan USA. These claims are based on allegations by Peavey of defects and deficiencies in, and failed implementation of, Baan USA's software. Peavey's complaint asserts losses of $28.5 million, which Peavey claims is the amount spent by Peavey on the software and implementation, including license and consulting fees, and seeks punitive damages, in an unspecified amount, interest and attorneys' fees. On April 1, 2004, Baan USA filed a motion to dismiss Peavey's complaint, which the court granted in part, as well as an answer to the complaint claiming a number of defenses. On September 13, 2005, the court entered judgment dismissing claims for fraud, fraudulent misrepresentation, negligent misrepresentation, breach of the duty of good faith and fair dealing and money received. The court found that each of these claims is barred by the applicable statute of limitation. The parties participated in court ordered non-binding mediation on October 10 and 11, 2005. A settlement was not reached during that mediation. We believe several of Peavey's remaining claims are also barred by the statute of limitations. In addition, we have evidence that, in our view, suggests that there were no defects or deficiencies in the software and consulting services provided to Peavey from Baan USA which could have caused the damages alleged by Peavey, and we believe that any such damages were caused by actions taken by Peavey to alter the Baan USA software. Accordingly, we believe Baan USA has meritorious defenses in connection with the claims alleged by Peavey and intends to vigorously contest such claims. We have not recorded any reserves associated with this case.

        In February 2005 New York University, or NYU, filed a complaint against Epiphany, Inc. in the United States District Court in the Southern District of New York, and, the complaint was served on Epiphany in May 2005, after discussions between the parties failed to resolve the matter. After its acquisition of Epiphany, SSA Global Technologies, Inc. was added as a defendant in the lawsuit. The complaint alleges patent infringement of U.S. Patent Number 6,236,978. By its complaint, NYU seeks a permanent injunction against acts of infringement, unspecified damages, attorneys fees, interest and costs. Although we are still evaluating the claims alleged by NYU, we believe we have meritorious defenses against such claims and demands and intend to vigorously contest them.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        There have been no unregistered sales of equity securities in the quarterly period ended October 31, 2005.

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

        Total offering proceeds, including the over-allotment option, were $113,850,000 less the underwriting discount of $7,969,500 and total fees and expenses of the offering of approximately $6,200,000. Accordingly we received net proceeds of $99,580,500. As indicated in the Registration Statement and final prospectus filed on May 26, 2005, we utilized the net proceeds to (1) repay $81.2 million of related-party indebtedness and (2) retained approximately $18.5 million for general working capital purposes. A portion of the proceeds retained were used to pay management bonuses aggregating $5.5 million and $1.0 million to our chief executive officer to eliminate rights to a deferred bonus payment on June 1, 2005. The remaining proceeds of the original issuance and the over-allotment option were used, in part, to fund the Boniva Software, Inc. and Epiphany, Inc. acquisitions on August 1, 2005 and September 29, 2005, respectively.

Item 6.    Exhibits.

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among SSA Global Technologies, Inc., SSA-E Merger Subsidiary Inc., SSA-E Acquisition Subsidiary Inc. and E.piphany, Inc. dated August 3, 2005	(A)
10.1	Credit Agreement dated as of September 22, 2005 among SSA Global Technologies, Inc., the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent	(B)
10.2
	Guarantee and Collateral Agreement dated as of September 22, 2005, among SSA Global Technologies, Inc., the Subsidiaries of SSA Global Technologies, Inc. identified herein and JPMorgan Chase Bank, N.A., as Collateral Agent	(C)
10.3	SSA Global Technologies, Inc. Post-Closing Letter dated September 22, 2005 from SSA Global Technologies, Inc. to JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent	(C)
10.4	SSA Global Technologies, Inc. Foreign Subsidiary Letter dated dated September 22, 2005 from SSA Global Technologies, Inc. to JPMorgan Chase, N.A., as Administrative and Collateral Agent	(C)
10.5	General Release and Additional Terms by and between SSA Global Technologies, Inc. and John Walles dated November 4, 2005	(D)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(A)
Previously filed on August 4, 2005 as an exhibit to the Registrant's Current Report on Form 8-K.

(B)
Previously filed on September 28, 2005 as an exhibit to the Registrant's Current Report on Form 8-K.

(C)
Previously filed on October 21, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

(D)
Previously filed November 4, 2005 as an exhibit to the Registrant's Annual Report on Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSA GLOBAL TECHNOLOGIES, INC.

Date: December 14, 2005	By:	/s/ MICHAEL GREENOUGH Name: Michael Greenough Title: Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been Signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date: December 14, 2005	By:	/s/ STEPHEN P. EARHART Name: Stephen P. Earhart Title: Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among SSA Global Technologies, Inc., SSA-E Merger Subsidiary Inc., SSA-E Acquisition Subsidiary Inc. and E.piphany, Inc. dated August 3, 2005	(A)
10.1	Credit Agreement dated as of September 22, 2005 among SSA Global Technologies, Inc., the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent	(B)
10.2
	Guarantee and Collateral Agreement dated as of September 22, 2005, among SSA Global Technologies, Inc., the Subsidiaries of SSA Global Technologies, Inc. identified herein and JPMorgan Chase Bank, N.A., as Collateral Agent	(C)
10.3	SSA Global Technologies, Inc. Post-Closing Letter dated September 22, 2005 from SSA Global Technologies, Inc. to JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent	(C)
10.4	SSA Global Technologies, Inc. Foreign Subsidiary Letter dated September 22, 2005 from SSA Global Technologies, Inc. to JPMorgan Chase, N.A., as Administrative and Collateral Agent	(C)
10.5	General Release and Additional Terms by and between SSA Global Technologies, Inc. and John Walles dated November 4, 2005	(D)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(A)
Previously filed on August 4, 2005 as an exhibit to the Registrant's Current Report on Form 8-K.

(B)
Previously filed on September 28, 2005 as an exhibit to the Registrant's Current Report on Form 8-K.

(C)
Previously filed on October 21, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

(D)
Previously filed on October 4, 2005 as an exhibit to the Registrant's Current Report on Form 8-K.

QuickLinks

TABLE OF CONTENTS
SSA Global Technologies, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (in millions) (unaudited)
SSA Global Technologies, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (in millions, except par value amounts and number of shares) (unaudited)
SSA Global Technologies, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share amounts) (unaudited)
SSA Global Technologies, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
SSA Global Technologies, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) October 31, 2005 and July 31, 2005
CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
Part II Other Information
Exhibit Index
SIGNATURES
Exhibit Index