Form 10-Q
period 2006-01-31
SSA GLOBAL TECHNOLOGIES, INC
filed 2006-03-15
CIK 1205431

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2006
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No ☒

        On February 28, 2006, the registrant had 69,573,597 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SSA Global Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	January 31, 2006	July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$136.0	$165.4
Restricted cash	3.1	4.9
Investments	0.5	—
Accounts receivable, less allowance for doubtful accounts of $20.4 and $20.2 as of January 31, 2006 and July 31, 2005, respectively	181.3	144.1
Deferred tax assets	19.9	19.9
Prepaid expenses and other current assets	26.9	25.7

Total current assets	367.7	360.0
Restricted cash	4.2	—
Property and equipment, net	19.7	18.3
Capitalized software costs and acquired technology, net	38.7	24.7
Goodwill	391.4	296.3
Customer lists, net	120.4	110.5
Patents and trade names, net	11.6	7.9
Deferred tax assets	—	6.4
Other long-term assets	6.8	6.6

Total assets	$960.5	$830.7

See accompanying notes to condensed consolidated financial statements.

	January 31, 2006	July 31, 2005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4.0	$1.6
Accounts payable and other accrued liabilities	115.8	106.0
Accrued compensation and related benefits	61.2	56.5
Deferred revenue	228.5	183.8
Income taxes payable	1.8	1.8

Total current liabilities	411.3	349.7
Long-term obligations:
Long-term debt-related parties	—	148.4
Long-term debt-credit facility	193.8	—
Long-term debt-other	15.4	12.6
Accrued restructuring	10.4	—
Deferred tax liabilities	3.2	—
Other long-term obligations	7.4	7.1

Total long-term obligations	230.2	168.1
Deferred revenue	34.9	38.5

Total liabilities	676.4	556.3
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized at January 31, 2006 and July 31, 2005, respectively, 69,358,234 and 68,034,315 shares issued and outstanding at January 31, 2006 and July 31, 2005, respectively	0.7	0.7
Preferred stock, $0.01 par value, 125,000,000 shares authorized at January 31, 2006 and July 31, 2005, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock; no shares issued and outstanding at January 31, 2006 or July 31, 2005	—	—
Additional paid-in capital	430.5	431.7
Deferred stock compensation	(3.0)	(6.3)
Accumulated deficit	(125.5)	(133.1)
Accumulated other comprehensive loss	(18.6)	(18.6)

Total stockholders' equity	284.1	274.4

Total liabilities and stockholders' equity	$960.5	$830.7

See accompanying notes to condensed consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Revenues:
License fees	$56.8	$51.0	$108.8	$92.4
Support	90.9	86.9	175.9	172.3
Services and other	40.2	40.1	80.7	79.8

Total revenues	187.9	178.0	365.4	344.5
Cost of revenues:
Cost of license fees	13.7	10.3	25.8	20.5
Cost of support, services and other	50.0	49.1	100.3	95.7

Total cost of revenues	63.7	59.4	126.1	116.2

Gross profit	124.2	118.6	239.3	228.3

Operating expenses:
Sales and marketing	49.2	46.6	95.6	90.9
Research and development	28.5	25.5	55.6	49.8
General and administrative	23.0	23.1	43.2	45.6
Amortization of intangible assets	7.2	6.4	13.8	12.8
Restructuring charge (benefit)	0.9	—	5.4	(1.5)

Total operating expenses	108.8	101.6	213.6	197.6

Operating income	15.4	17.0	25.7	30.7

Other income (expense):
Interest expense—related parties	—	(4.1)	(1.5)	(8.0)
Interest (expense) income—other	(2.8)	0.1	(3.4)	0.1
Loss on the early extinguishment of debt	—	—	(3.3)	—
Other income (expense)	(0.3)	0.2	(2.1)	1.2

Total other expense	(3.1)	(3.8)	(10.3)	(6.7)

Income before provision for income taxes	12.3	13.2	15.4	24.0
Provision for income taxes	5.7	5.2	7.8	9.6

Net income	6.6	8.0	7.6	14.4
Preferred stock dividends	—	7.8	—	15.4
Preferred stock dividends in excess of stated amount	—	10.8	—	21.4
Cash dividend paid to preferred stockholders	—	25.0	—	25.0

Net income (loss) to common stockholders	$6.6	$(35.6)	$7.6	$(47.4)

Earnings (loss) per common share:
Basic	$0.10	$(7.44)	$0.11	$(9.91)

Diluted	$0.09	$(7.44)	$0.10	$(9.91)

Basic and diluted earnings per preferred share:
Distributed earnings	$—	$14.53	$—	$20.60
Undistributed earnings	—	—	—	—

	$—	$14.53	$—	$20.60

Pro forma earnings per common share (note E):
Basic	$0.10	$0.14	$0.11	$0.26

Diluted	$0.09	$0.13	$0.10	$0.24

See accompanying notes to condensed consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
(unaudited)

	Six Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net income	$7.6	$14.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4.6	3.3
Amortization of intangible assets	13.8	12.8
Amortization of capitalized software costs and acquired technology	9.8	9.1
Amortization of financing fees	0.2	0.6
Non-cash interest—related parties	—	3.2
Provision for doubtful accounts	0.2	3.6
Provision for deferred income taxes	6.5	6.5
Write-off of acquired in-process research and development	1.7	—
Write-off of deferred financing fees	3.3	—
Non-cash stock compensation	6.5	4.9
Other	0.1	0.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(24.9)	(27.3)
Prepaid expenses and other current assets	—	(3.0)
Accounts payable and other accrued liabilities	(3.1)	(18.6)
Accrued compensation and related benefits	(9.0)	1.6
Deferred revenues	23.7	6.8
Income taxes payable	—	1.8

Net cash provided by operating activities	41.0	20.2
Cash flows from investing activities:
Acquisitions, net of cash acquired	(109.6)	1.0
Purchase of property and equipment	(2.8)	(3.4)
Capitalized software costs and acquired technology	(3.9)	(1.3)

Net cash used in investing activities	(116.3)	(3.7)
Cash flows from financing activities:
Borrowings under term credit facility	200.0	—
Payments of debt—related parties	(151.8)	—
Payments under term credit facility	(1.0)	—
Payments of debts—other	(3.4)	(1.7)
Capitalized financing fees	(3.3)	—
Common stock issuance expenses—initial public offering	(1.9)	—
Release of restricted stock	2.2	—
Proceeds from exercise of stock options	3.3	—
Cash dividend paid to preferred stockholders	—	(25.0)

Net cash provided by (used in) financing activities	44.1	(26.7)
Effect of exchange rate changes on cash and cash equivalents	1.8	1.7

Net decrease in cash and cash equivalents	(29.4)	(8.5)
Cash and cash equivalents at beginning of period	165.4	106.1

Cash and cash equivalents at end of period	$136.0	$97.6

See accompanying notes to condensed consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

January 31, 2006 and July 31, 2005

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

        The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal recurring adjustments and restructuring charges in each of the periods presented) which are, in the opinion of management, necessary to state fairly the financial position of SSA Global as of January 31, 2006 and its results of operations for the three and six months ended January 31, 2006 and 2005.

NOTE B—EARNINGS PER SHARE

        Basic and diluted earnings per common share have been computed using the weighted average number of shares of common stock outstanding during the period. Basic and diluted earnings per preferred share have been computed using the weighted average number of shares of preferred stock outstanding during the three and six months ended January 31, 2005.

        Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding. For the three and six months ended January 31, 2005, basic earnings per common share included the effect of 4,785,000 common shares issued on February 25, 2004, in connection with an amendment to the Company's Certificate of Incorporation that reclassified each share of outstanding Series A convertible preferred stock into one share of such stock and 1.595 shares of common stock.

        Basic earnings (loss) attributed to common shares include the allocated share of undistributed earnings. The undistributed loss for the three and six months ended January 31, 2005 was allocated to common stock since, according to the terms of the Company's Certificate of Incorporation, the convertible preferred stock outstanding during that period was not obligated to share in the losses of the Company. No shares of preferred stock were outstanding during the three or six months ended January 31, 2006.

        Diluted earnings (loss) per common share is based on the combination of basic shares outstanding and potentially dilutive shares. For the three and six months ended January 31, 2006, potentially dilutive shares consisted of stock options, restricted stock units, subordinated convertible notes and warrants. For the three and six months ended January 31, 2005, potentially dilutive shares consisted of stock options, subordinated convertible notes, stock appreciation rights, warrants and Series A convertible preferred stock and the accumulated dividends thereon. The Company had outstanding stock options to purchase 11,589,607 and 10,062,507 shares of common stock as of January 31, 2006 and 2005, respectively. The Company had 50,085,754 and 48,983,625 weighted average common shares underlying its Series A convertible preferred stock for the three and six months ended January 31,

2005, respectively, including common shares underlying accrued dividends. The convertible preferred shares were converted to common shares upon the completion of the Company's initial public offering ("IPO") in May 2005. The number of weighted average common shares assumes conversion of the Series A convertible preferred stock plus accrued dividends at the beginning of the period presented.

        The Company excludes potentially dilutive securities from its diluted net earnings (loss) loss per share computation when their effect would be anti-dilutive to earnings (loss) per share amounts. For the three months ended January 31, 2005, 54,913,407 potentially dilutive securities were excluded from the computation of diluted earnings per common share as their effect was anti-dilutive. Of those amounts, 4,089,384 shares related to stock options, 610,998 shares related to subordinated convertible notes, 127,281 shares related to stock appreciation rights and 50,085,754 shares related to Series A convertible preferred stock including common shares underlying accrued dividends thereon. For the six months ended January 31, 2005, 53,811,278 potentially dilutive securities were excluded from the computation of diluted earnings per common share as their effect was anti-dilutive. Of those amounts, 4,089,384 shares related to stock options, 610,998 shares related to subordinated convertible notes, 127,281 shares related to stock appreciation rights and 48,983,625 shares related to Series A convertible preferred stock including common shares underlying accrued dividends thereon. For the three and six months ended January 31, 2006, 610,998 potentially dilutive securities related to the subordinated convertible notes were excluded from the computation of diluted earnings per common share in the period as their effect was anti-dilutive.

        The following table sets forth the computations of basic and diluted earnings (loss) per common share and preferred share for the three and six months ended January 31, 2006 and 2005:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(in millions, except share and per share amounts)
Net income	$6.6	$8.0	$7.6	$14.4
Distributed earnings	—	43.6	—	61.8

Undistributed income (loss)	$6.6	$(35.6)	$7.6	$(47.4)

Denominator for basic earnings (loss) per share—weighted average common shares	68,765,336	4,785,000	68,428,245	4,785,000
Effect of potentially dilutive securities—stock compensation	4,698,185	—	4,755,462	—
Effect of potentially dilutive securities—warrants	34,376	—	30,559	—

Denominator for diluted earnings (loss) per share—weighted average common shares	73,497,897	4,785,000	73,214,266	4,785,000

Denominator for basic and diluted earnings per share—weighted average preferred shares	—	3,000,000	—	3,000,000

Earnings (loss) per common share
Basic	$0.10	$(7.44)	$0.11	$(9.91)

Diluted	$0.09	$(7.44)	$0.10	$(9.91)

Basic and diluted earnings per preferred share
Distributed earnings	$—	$14.53	$—	$20.60
Undistributed earnings	—	—	—	—

	$—	$14.53	$—	$20.60

NOTE C—STOCK-BASED COMPENSATION

       Effective July 31, 2003, the Company implemented a stock-based equity incentive plan ("the Plan"). Prior to August 1, 2005, the Company accounted for stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and it complied with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Effective August 1, 2005, the Company adopted the fair value recognition provisions of 6 SSA Global Technologies, Inc. and Subsidiaries SFAS 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the "modified prospective" transition method. Under "modified prospective" transition method, compensation cost recognized for the three and six months ended January 31, 2006 includes compensation expense for all awards granted after the required effective date and for the unvested portion of awards granted between June 4, 2004, the date that the Company initially filed its Registration Statement on Form S-1 relating to its IPO of common stock, and July 31, 2005 that remain outstanding at the date of adoption, in addition to the stock-based compensation to be recorded for options granted with exercise prices below fair value. Results for prior periods have not been restated.

        On December 14, 2005, the Company amended individual stock option agreements of certain officers and non-officer employees, to conform to the requirements of Internal Revenue Code Section 409A and related regulations. Accordingly:

  •
  effective December 31, 2005, approximately 4.8 million unexercised stock options originally granted at an exercise price of $2.06 were repriced to an exercise price of $6.34;

  •
  cash payments totaling $8.5 million, pro-rated in accordance with the individuals' respective option holdings based on the number of options outstanding on December 31, 2005, are to be made in equal installments, within thirty days of the end of each 2006 calendar quarter after the first installment payment made in January 2006; and

  •
  restricted stock awards of 273,690 units with an aggregate value of $5.0 million were issued in January 2006 and will vest on June 30, 2008 or earlier if employment terminates due to death, disability or if employment is terminated by the Company without cause or by the individual for good reason.

        The repricing of these stock options, cash compensation and restricted stock awards are considered a modification of stock options for accounting purposes. This modification will result in a reduction of stock option expense of approximately $1.1 million over 30 months. The restricted stock awards of $5.0 million will be expensed on a straight-line basis over the vesting period. The remaining cash payments associated with the modification of stock options are recorded as a component of accrued compensation and related benefits and a reduction of additional paid-in capital in the condensed consolidation balance sheet to the extent they are vested.

        Non-cash stock compensation expense, including stock compensation expense related to restricted stock awards, under the provisions of SFAS 123(R) and APB 25 for the three and six months ended January 31, 2006 and 2005, respectively, was comprised as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(in millions)
Cost of support, services and other	$0.3	$0.1	$0.6	$0.2
Sales and marketing	1.3	0.7	2.5	1.6
Research and development	0.3	0.1	0.6	0.1
General and administrative	1.3	1.5	2.8	3.0

Stock compensation expense	$3.2	$2.4	$6.5	$4.9

        The following table illustrates the effect on net income if the Company had applied the fair-value recognition provisions of SFAS 123 to stock-based compensation for the three and six months ended January 31, 2005:

	Three Months Ended January 31, 2005	Six Months Ended January 31, 2005
	(in millions, except share and share and per share amounts)
Net income, as reported	$8.0	$14.4
Add: Stock-based employee compensation cost, net of related tax included in net income, as reported	1.5	3.0
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of taxes	(2.6)	(4.4)

Net income, pro forma	$6.9	$13.0
Distributed earnings	43.6	61.8

Undistributed loss, as reported	$(35.6)	$(47.4)

Undistributed loss, pro forma	$(36.7)	$(48.8)

Basic and diluted loss per common share:
As reported	$(7.44)	$(9.91)

Pro forma	$(7.67)	$(10.20)

Basic and diluted earnings per preferred share:
Distributed earnings, as reported and pro forma	$14.53	$20.60
Undistributed earnings, as reported and pro forma	—	—

	$14.53	$20.60

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the following assumptions:

  •
  Stock price on the date of grant;

  •
  Exercise price of the option (usually the same as the stock price);

  •
  Expected term of the stock option;

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

Expected Term

        The expected term of stock options granted is based on historical data and represents the period of time that stock options granted are expected to be outstanding. The Company has had very limited stock option exercise experience to date, making the Company's determination of the "expected term" judgmental. In Staff Accounting Bulletin No. 107, the SEC staff allows the use of an "acceptable" methodology on which to base an estimate of expected term when the company does not have sufficient historical exercise experience on which to base its expected term assumption. The Company has followed this methodology by averaging the graded vesting term of four years with the contractual term of ten years to determine the expected term used in the Black-Scholes option pricing model for all stock option grants coincident with and subsequent to its IPO in May 2005.

Risk-free Interest Rate

        The risk-free rate of the stock options is based on the "stripped" coupon rate for U.S. Treasury securities in effect at the time of grant with a maturity approximating the expected term.

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

        For purposes of calculating the compensation costs consistent with SFAS 123(R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the three and six months ended January 31, 2006:

	Three Months Ended January 31, 2006		Six Months Ended January 31, 2006
Expected volatility	72.7%		73.4%
Expected dividend yield	—%		—%
Expected risk-free interest rate	4.19%		4.24%
Expected term of options	6	years	6	years
Maximum contractual term	10	years	10	years
Range of estimated forfeitures	4-10%		4-10%

        No options were granted during the three and six months ended January 31, 2005.

        The weighted average grant date fair value of options granted during the three and six months ended January 31, 2006 were $12.25 and $12.13 per option share, respectively.

NOTE D—COMPREHENSIVE INCOME

        The following table summarizes the changes in comprehensive income for the three and six months ended January 31, 2006 and 2005:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(in millions)
Net income	$6.6	$8.0	$7.6	$14.4
Comprehensive income, net of tax Foreign currency translation adjustments	—	(1.4)	0.9	(5.2)
Change in fair value of interest rate swap	(0.4)	—	(0.4)	—
Other	(0.1)	—	(0.5)	—

Other comprehensive income, net of tax	(0.5)	(1.4)	—	(5.2)

Comprehensive income, net of tax	$6.1	$6.6	$7.6	$9.2

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

        The following tables summarize the pro forma effect of the IPO on the consolidated statements of operations for the three and six months ended January 31, 2005.

        The "Adjustments for the Conversion of Preferred Shares" column reflects the conversion of Series A convertible preferred stock into common stock and the elimination of dividends on preferred stock.

        The "Adjustments for the Debt Modification" column reflects the effects of the modification of the terms of approximately $151.8 million of related-party indebtedness to provide for an interest rate equal to the average three-month LIBOR plus 2.75%, a three-year term and a senior unsecured ranking. The adjustments reflect the reduction of interest expense, net of tax, as a result of the modification of related-party debt upon the consummation of the IPO.

        The "Adjustments for the Offering Transactions" column reflects the issuance of common shares in the IPO, exercise of the over-allotment option and the reduction of interest expense, net of tax, related to the use of approximately $81.2 million of the net proceeds to repay certain related-party indebtedness.

        On December 19, 2005, the Company filed a registration statement on Form S-1 to register 9,000,000 shares of common stock to be sold by its controlling stockholders and certain members of senior management in a secondary public offering. As of January 31, 2006, Cerberus and General Atlantic owned 62.2% and 22.8%, respectively, or a total of 85.0%, of the Company's outstanding common stock.

	Three Months Ended January 31, 2005
	SSA Global Historical	Adjustments for the Conversion of Preferred Shares	Adjustments for the Debt Modification	Adjustments for the Offering Transactions	Pro Forma Consolidated
	(in millions, except per share amounts)
Net income	$8.0	$—	$0.5	$0.6	$9.1
Preferred stock dividends	7.8	(7.8)	—	—	—
Preferred stock dividends in excess of stated amount	10.8	(10.8)	—	—	—
Cash dividend paid to preferred stockholders	25.0	(25.0)

Net income (loss) to common stockholders	$(35.6)	$43.6	$0.5	$0.6	$9.1

Earnings (loss) per common share:
Basic	$(7.44)				$0.14

Diluted	$(7.44)				$0.13

Basic and diluted earnings per preferred share:
Distributed earnings	$14.53
Undistributed earnings	—

	$14.53

Weighted average common shares:
Basic	4.785	50.086		10.350	65.221
Diluted	4.785	54.302		10.350	69.437
Weighted average preferred shares:
Basic and diluted	3.000	(3.000)		—	—

	Six Months Ended January 31, 2005
	SSA Global Historical	Adjustments for the Conversion of Preferred Shares	Adjustments for the Debt Modification	Adjustments for the Offering Transactions	Pro Forma Consolidated
	(in millions, except per share amounts)
Net income	$14.4	$—	$1.2	$1.1	$16.7
Preferred stock dividends	15.4	(15.4)	—	—	—
Preferred stock dividends in excess of stated amount	21.4	(21.4)	—	—	—
Cash dividend paid to preferred stockholders	25.0	(25.0)

Net income (loss) to common stockholders	$(47.4)	$61.8	$1.2	$1.1	$16.7

Earnings (loss) per common share:
Basic	$(9.91)				$0.26

Diluted	$(9.91)				$0.24

Basic and diluted earnings per preferred share:
Distributed earnings	$20.60
Undistributed earnings	—

	$20.60

Weighted average common shares:
Basic	4.785	48.984		10.350	64.119
Diluted	4.785	53.200		10.350	68.335
Weighted average preferred shares:
Basic and diluted	3.000	(3.000)		—	—

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

        Structure    The senior secured credit facility consists of (1) a term facility of $200.0 million (the "term facility"), and (2) a revolving facility, of up to $25.0 million (the "revolving facility").

        The full amount of the term facility was drawn on September 22, 2005 to refinance $151.8 million of existing related-party indebtedness, to fund permitted acquisitions and to pay fees and expenses in connection with the senior secured credit facility. Subject to customary conditions, including the continued accuracy of the representations and warranties, and the absence of any default under the credit agreement, amounts available under the revolving facility may be borrowed, repaid and reborrowed, and letters of credit may be issued, until September 22, 2010. The revolving facility may be used for general corporate purposes, including to finance acquisitions permitted under the credit agreement and to fund working capital requirements.

        Subject to the terms and conditions set forth in the credit agreement (including that no default then exists under the credit agreement and that the Company's leverage ratio, after giving pro forma effect to the incremental term loan, does not exceed 2.75 to 1), the Company may incur incremental term loans in an aggregate amount not to exceed $100.0 million.

        Maturity, Amortization and Prepayment    The term facility matures in September 2011 and amortizes in twenty equal, consecutive quarterly installments of $0.5 million, in an aggregate annual amount equal to $2.0 million during the first five years thereof, with the balance of $190.0 million payable in four equal quarterly installments in 2011. Unless terminated earlier, the revolving facility matures in five years.

        The senior secured credit facility may be prepaid at the Company's option. The senior secured credit facility is subject to mandatory prepayment with, in general, (i) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights and minimum thresholds; (ii) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights and minimum thresholds; (iii) subject to certain exceptions, 50% of the net cash proceeds of equity offerings; and (iv) 100% of the net cash proceeds of future debt issuances, other than debt issuances permitted under the credit agreement.

        Interest and Fees    The loans under the credit agreement bear interest, at the Company's option, at a rate per annum equal to either: (1) the base rate plus an applicable margin, or (2) the Eurodollar rate plus an applicable margin.

        The applicable margin is as set forth in the following table:

Leverage Ratio	Applicable Margin for Base Rate Loans	Applicable Margin for Eurodollar Loans
Greater than or equal to 2.50 to 1.00	1.25%	2.25%
Less than 2.50 to 1.00	1.00%	2.00%

        The applicable margin was initially set at 1.00% for base rate loans and 2.00% for Eurodollar loans. During the existence of an event of default under the credit agreement, the applicable margin shall be 1.25% for base rate loans and 2.25% for Eurodollar loans. Interest has been fixed on $150.0 million of this indebtedness using an interest rate swap. See note G.

        Guarantees and Security    The obligations under the credit agreement are guaranteed by each of the Company's existing and future direct and indirect subsidiaries, other than its foreign subsidiaries. Subject to certain customary exceptions, the Company and each of the guarantors granted to the senior lenders a first priority security interest in and lien on substantially all of the Company's respective present and future property and assets to secure all of the obligations under the senior secured credit facility and any interest rate swap or similar agreements with a lender (or an affiliate of a lender) under the credit agreement.

        Fees    Certain customary fees are payable to the lenders and the agents under the senior secured credit facility, including, without limitation, a commitment fee equal to 0.75% per annum times the daily average undrawn portion of the revolving facility and letter of credit fees and issuer fronting fees.

        Covenants    The senior secured credit facility contains various customary affirmative and negative covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on the Company's ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on the Company's assets; (iii) engage in mergers or consolidations; (iv) make investments, loans, guarantees or acquisitions; (v) dispose of the Company's assets; (vi) enter into sale and leaseback transactions; (vii) enter into hedging agreements; (viii) pay certain restricted payments and dividends and make payments on subordinated indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict the Company's ability or the ability of its subsidiaries to grant liens or make distributions; or (xi) amend certain material agreements.

        The Company has obtained a waiver from the lenders to pay cash compensation of $8.5 million related to amended individual stock option agreements of certain officers and non-officer employees to conform to the requirements of Internal Revenue Code Section 409A and related regulations as discussed in note C.

        In addition, under the senior secured credit facility, the Company is required to comply with a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio is the ratio of the Company's EBITDA (as defined in the credit agreement) to its consolidated interest expense for any period of four consecutive fiscal quarters. The minimum interest coverage ratio is 3 to 1. The leverage ratio is the ratio of the Company's total indebtedness (as defined in the senior secured credit facility) to the Company's EBITDA for the most recent four consecutive fiscal quarters. It is the same ratio used to determine the applicable margin on the Company's interest rate. The maximum leverage ratio is 3 to 1.

        The Company was in compliance with all debt covenants at January 31, 2006.

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

        The credit agreement also restricts the maximum amount of capital expenditures by the Company and its subsidiaries in any fiscal year to $25.0 million, subject to increase as a result of permitted acquisitions. Capital expenditures are, subject to certain exceptions, additions to property, plant and equipment and other capital expenditures that are required to be set forth in a consolidated statement of cash flows in accordance with generally accepted accounting principles and capital lease obligations and synthetic lease obligations.

        Events of Default    The senior secured credit facility contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: (i) nonpayment of principal or interest; (ii) failure to perform or observe covenants; (iii) inaccuracy or breaches of representations and warranties; (iv) cross-defaults with certain other indebtedness; (v) certain bankruptcy-related events; (vi) impairment of security interests in collateral; (vii) invalidity of guarantees; (viii) monetary judgment defaults; (ix) certain ERISA matters; and (x) certain changes of control.

NOTE G—INTEREST RATE SWAP

        On November 1, 2005, the Company entered into an interest rate swap to hedge a portion of its variable interest rate exposure under the senior secured credit facility. The pay fixed, receive floating interest rate swap agreement has a total notional amount of $150.0 million effective December 28, 2005 and maturing on December 28, 2008. The Company did not enter into this derivative transaction for speculative or trading purposes.

        Under the interest rate swap, the Company agreed with JP Morgan Chase, N.A. to exchange, at specified intervals beginning December 28, 2005, the difference between an agreed fixed rate of 4.90% (before contractual margin of 2.00%) and the variable floating London interbank offered ("LIBO") rate interest payments required under its term loan obligation, calculated by reference to the agreed notional principal amount. The Company will pay the fixed rate and will receive the floating rate under the swap agreement. The interest expense on the unhedged portion of the debt will fluctuate based on the LIBO rate plus the applicable contractual margin in accordance with the senior secured credit agreement.

        Changes in the fair value of an interest rate swap designated as a hedging instrument that effectively offsets the variability of cash flows associated with a variable-rate, long-term debt obligation are reported in other comprehensive income. This amount is subsequently reclassified into interest expense as a yield adjustment of the hedged interest payment in the same period in which the related interest affects earnings. The impact of the swap was to increase interest expense for the three and six months ended January 31, 2006 by $0.1 million in both periods. There were no amounts representing cash flow hedge ineffectiveness, arising from differences between the critical terms of the interest rate swap and the hedged debt obligation, that affected earnings or that were recorded as interest expense for these periods. The Company measures hedge effectiveness of its hedging relationships both at hedge inception and on an ongoing basis. As of January 31, 2006, the hedge liability was $0.4 million.

NOTE H—ACQUISITIONS

        The Company completed two acquisitions in the six months ended January 31, 2006, Boniva and Epiphany, collectively referred to as the "fiscal 2006 acquisitions."

        On August 1, 2005, the Company acquired Boniva, a provider of human capital management applications, for $2.5 million in cash including transaction costs.

        On September 29, 2005, the Company acquired 100% of the outstanding common stock of Epiphany. Each holder of Epiphany common stock received a total of $4.20 per share. The transaction was funded with a combination of Epiphany and SSA Global cash on hand. The total purchase price, paid to date, net of cash acquired, and including transaction costs, was $107.1 million. The purpose of the acquisition was to enhance and expand the existing CRM product functionality within the Company's portfolio of solutions.

        The fiscal 2006 acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of these companies are included in the Company's consolidated statements of operations since the respective dates of acquisition. Operating results for the three months ended January 31, 2006 include the results of Boniva and Epiphany for the entire period, while results for the six months ended January 31, 2006 include six months of results from Boniva and approximately four months of results from Epiphany.

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

        The Company recorded a charge of $1.7 million during the six months ended January 31, 2006 for the value of acquired in-process research and development ("IPR&D") projects and technologies which had no alternative future use and had not reached technological feasibility at the date of acquisition. IPR&D is included in research and development expense in the condensed consolidated statement of operations.

        The following unaudited pro forma results of operations data for the three and six months ended January 31, 2006 and 2005 were prepared in accordance with SFAS 141, "Business Combinations" and assumes the Epiphany acquisition occurred on August 1, 2004:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(in millions, except per share amounts)
Total revenues	$187.9	$198.7	$379.5	$383.1
Income before provision for income taxes	12.3	9.6	17.2	18.2
Net income	$6.6	$5.0	$9.1	$8.4

Basic earnings per common share	$0.10	$0.07	$0.13	$0.12

Diluted earnings per common share	$0.09	$0.07	$0.12	$0.12

        The pro forma presentation above also reflects the effect of the IPO (see note E) and the credit facility (see note F) as proceeds from these transactions were used to fund the Epiphany acquisition.

NOTE I—CAPITALIZED SOFTWARE COSTS AND ACQUIRED TECHNOLOGY

        Capitalized software and acquired technology costs and accumulated amortization at January 31, 2006 and July 31, 2005 are as follows:

	January 31, 2006	July 31, 2005
	(in millions)
Total capitalized software and acquired technology costs	$81.6	$57.8
Less: Accumulated amortization	(42.9)	(33.1)

Capitalized software costs and acquired technology, net	$38.7	$24.7

Estimated amortization expense (in millions):
Six months ending July 31, 2006		$9.2
Fiscal year ending July 31, 2007		14.7
Fiscal year ending July 31, 2008		5.9
Fiscal year ending July 31, 2009		4.2
Fiscal year ending July 31, 2010		4.1
Fiscal year ending July 31, 2011 and thereafter		0.6

        Amortization expense related to capitalized software costs and acquired technology was $5.2 million and $4.2 million for the three months ended January 31, 2006 and 2005, respectively, and was $9.8 million and $9.1 million for the six months ended January 31, 2006 and 2005, respectively.

NOTE J—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following summarizes the carrying amounts of amortizable intangible assets as of January 31, 2006 and July 31, 2005 and related amortization expense:

	January 31, 2006
	Customer Lists	Patents and Trade Names
	(in millions)
Gross carrying amount	$183.4	$18.3
Less: Accumulated amortization	(63.0)	(6.7)

	$120.4	$11.6

	July 31, 2005
	Customer Lists	Patents
	(in millions)
Gross carrying amount	$161.3	$13.0
Less: Accumulated amortization	(50.8)	(5.1)

	$110.5	$7.9

Aggregate amortization expense (in millions):
Three months ended January 31, 2006	$7.2
Three months ended January 31, 2005	$6.4
Six months ended January 31, 2006	$13.8
Six months ended January 31, 2005	$12.8
Estimated amortization expense (in millions):
Six months ending July 31, 2006	$14.4
Fiscal year ending July 31, 2007	27.6
Fiscal year ending July 31, 2008	24.1
Fiscal year ending July 31, 2009	21.2
Fiscal year ending July 31, 2010	18.0
Fiscal year ending July 31, 2011 and thereafter	26.7

        The changes in the carrying amount of goodwill for the six months ended January 31, 2006 are as follows:

	North America	Europe Middle East And Africa (EMEA)	Asia Pacific	Latin America	Total
	(in millions)
Net balance, July 31, 2005	$159.0	$105.7	$23.7	$7.9	$296.3
Fiscal 2006 acquisitions	74.9	28.6	0.2	—	103.7
Deferred tax adjustments	(4.2)	(4.7)	(0.5)	(0.1)	(9.5)
Other	1.4	(0.5)	—	—	0.9

Net balance, January 31, 2006	$231.1	$129.1	$23.4	$7.8	$391.4

NOTE K—RESTRUCTURING

        In conjunction with the consummation of the Epiphany acquisition, the Company's Board of Directors evaluated the consolidation of its operations and approved a reorganization and workforce reduction plan (the "Plan"). As part of the Plan, the Company will be reducing the size of its combined workforce, after giving effect to the acquisition, by approximately 200 employees. The objectives of the Plan are to eliminate redundant costs resulting from the acquisition and improve efficiencies in overall operations. A majority of notifications to employees occurred immediately and all of the workforce reductions are expected to be completed by April 30, 2006. As a result, the Company incurred costs in the form of severance and related benefits of approximately $9.2 million, all of which is expected to be paid over the ensuing twelve months. The charge recorded in the condensed consolidated statement of operations associated with the Plan, as discussed below, was approximately $5.8 million as it relates to the involuntary termination of SSA Global employees.

        The following table summarizes the components of the Epiphany restructuring accrual as of January 31, 2006, which were recorded as a component of the purchase price allocation:

	Restructuring Cost	Payments	Reclassification to Debt	Adjustments	Balance at January 31,
	(in millions)
Severance and benefits	$3.0	$(1.9)	$—	$—	$1.1
Office space	19.4	(3.6)	(3.1)	(1.2)	11.5
Contractual commitments	0.2	—	—	—	0.2

	$22.6	$(5.5)	$(3.1)	$(1.2)	$12.8

Less: current portion					2.4

Long-term portion of office Space accrual					$10.4

        The $11.5 million accrued for office space as of January 31, 2006 is net of contractual and estimated sublease income for six primary offices that were fully or partially vacated by Epiphany prior to the acquisition and office space vacated by the Company subsequent to the acquisition date. The accrued amount is subject to change as a result of potential lease settlements with the respective landlords and changes in estimated sublease income based on real estate market conditions. In January 2006, the Company paid $2.2 million (included in office space payments in the table above) and issued a note in the principal amount of $3.5 million as payment for the Company's early termination of a lease for an Epiphany facility in Needham, Massachusetts. The promissory note is payable in 35 equal monthly installments of $100,000 starting in August 2006 with a final payment of approximately $43,000. As the note has no stated interest rate, the Company discounted this note at 6.52% per annum to $3.1 million and records interest expense on the payments monthly. The obligation is presented as long-term debt and is classified as both current and long-term reflecting the due dates of the payments. The reclassification to debt column reflects a reclassification of $3.1 million to long-term debt for the promissory note.

        In connection with the workforce reduction plan announced at the time of the Epiphany acquisition, approximately $5.8 million was charged to the condensed consolidated statement of operations for the six months ended January 31, 2006 in connection with the involuntary termination of SSA Global employees. The following table summarizes the components of the general restructuring accrual as of January 31, 2006:

	Restructuring Charge	Payments	Adjustments	Balance at January 31, 2006
	(in millions)
Severance and benefits	$5.8	$(3.1)	$(0.1)	$2.6

        In June 2004, in conjunction with the acquisition of the Marcam business division of Invensys Systems, Inc. and certain of its affiliates ("Marcam"), the Company recorded a restructuring cost of $5.7 million. The costs related to reducing headcount by approximately 47 employees and eliminating costs associated with certain office space. This cost was recorded as a component of goodwill.

        The following table summarizes the components of the restructuring accrual as of January 31, 2006:

	Balance at July 31, 2005	Payments	Adjustments	Balance at January 31, 2006
	(in millions)
Severance and benefits	$1.6	$(0.2)	$(0.2)	$1.2
Office space	0.2	—	(0.2)	—

	$1.8	$(0.2)	$(0.4)	$1.2

NOTE L—ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

        Accounts payable and other accrued liabilities are comprised of the following as of January 31, 2006 and July 31, 2005:

	January 31, 2006	July 31, 2005
	(in millions)
Accounts payable	$27.4	$32.1
Accrued expenses	69.7	56.7
Other accrued liabilities	18.7	17.2

	$115.8	$106.0

NOTE M—GEOGRAPHIC SEGMENTS AND ACQUIRED COMPANY INFORMATION

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

        Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

        The following tables present summary operating information by geographic segment for the three and six months ended January 31, 2006 and 2005:

	Three Months Ended January 31, 2006
	North America	EMEA	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$87.0	$73.0	$17.8	$10.1	$187.9
Segment profit	39.7	14.4	0.7	1.5	56.3
Corporate expenses					(22.0)
Depreciation, amortization, stock compensation expense and restructuring charge					(18.9)

Consolidated operating income					$15.4
	Three Months Ended January 31, 2005
	North America	EMEA	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$74.4	$73.9	$22.3	$7.4	$178.0
Segment profit	35.8	14.1	3.5	(0.7)	52.7
Corporate expenses					(20.9)
Depreciation, amortization, stock option expense and restructuring benefit					(14.8)

Consolidated operating income					$17.0

	Six Months Ended January 31, 2006
	North America	EMEA	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$174.1	$135.7	$37.2	$18.4	$365.4
Segment profit	82.4	22.5	2.4	1.7	109.0
Corporate expenses					(41.5)
Depreciation, amortization, in-process research and development, stock option expense and restructuring charge					(41.8)

Consolidated operating income					$25.7

	Six Months Ended January 31, 2005
	North America	EMEA	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$149.0	$137.1	$42.1	$16.3	$344.5
Segment profit	70.4	25.3	6.6	1.3	103.6
Corporate expenses					(44.3)
Depreciation, amortization, stock option expense and restructuring benefit					(28.6)

Consolidated operating income					$30.7

        Revenue attributable to the United States was $80.9 million and $69.0 million for the three months ended January 31, 2006 and 2005, respectively, and $161.4 million and $138.4 million for the six months ended January 31, 2006 and 2005, respectively.

        Under the enterprise-wide disclosure requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), total revenues by acquired company are as follows for three and six months ended January 31, 2006 and 2005:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(in millions)
Revenues by acquired company
Core product lines (1)	$172.4	$178.0	$343.9	$344.5
Fiscal 2006 acquisitions	15.5	—	21.5	—

Total revenues	$187.9	$178.0	$365.4	$344.5

(1)
Product lines owned for the entire three and six months ended January 31, 2006 and 2005.

        Selected financial results for each acquisition are tracked for a complete year following the year of acquisition.

        Under the enterprise-wide disclosure requirements of SFAS 131, total long-lived tangible assets by major geographic region reflect the long-lived tangible assets managed within each region. Total long-lived tangible assets by major geographic region are as follows as of January 31, 2006 and July 31, 2005:

	January 31, 2006	July 31, 2005
	(in millions)
Long-lived tangible assets
United States	$11.4	$9.8
Canada	0.2	0.2

Total North America	11.6	10.0
Europe, Middle East and Africa (EMEA)	4.8	5.0
Asia Pacific	2.0	1.9
Latin America	1.3	1.4

Total long-lived tangible assets	$19.7	$18.3

        No single customer accounted for 10% or more of the consolidated revenues of the Company in the three and six months ended January 31, 2006 and 2005.

NOTE N—RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 123(R)

        On December 16, 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123(R). This statement is a revision of FASB 123 "Accounting for Stock Based Compensation," as amended, supersedes APB 25, "Accounting for Stock Issued to Employees" and its related implementation guidance and amends SFAS 95, "Statement of Cash Flows." SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company adopted SFAS 123(R) effective August 1, 2005, using a modified prospective transition method. This method requires the Company to record compensation expense for all awards granted after the required effective date and for the unvested portion of awards granted between June 4, 2004 and July 31, 2005 that were outstanding at the date of adoption, in addition, to the stock-based compensation to be recorded for options granted with exercise prices below fair value.

        The Company expects the following impacts for stock options outstanding as of January 31, 2006 after estimating the impact of forfeitures over the requisite service periods:

Estimated Stock-Based Compensation Expense (in millions)
Fiscal year ending July 31, 2006	$13.2	*
Fiscal year ending July 31, 2007	9.4
Fiscal year ending July 31, 2008	7.6
Fiscal year ending July 31, 2009	4.8
Fiscal year ending July 31, 2010	0.2

Total estimated stock-based compensation expense over the requisite service period	$35.2

*
This amount includes $6.5 million of stock-based compensation expense recorded in the six months ended January 31, 2006.

        Actual stock option expense may differ from these estimated expense impacts due to the impact of future stock option grants and differences in actual forfeitures from the rate of estimated forfeitures, as well as modifications to the stock options outstanding at this time. See note C for discussion and impacts of implementing SFAS 123(R) effective August 1, 2005.

SFAS No. 153

        On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after

June 15, 2005, which became effective with the first quarter of fiscal 2006. Adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        FSP SFAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," clarifies that the tax deduction for domestic manufacturers under the Act should be accounted for as a special deduction in accordance with SFAS 109, "Accounting for Income Taxes." The Company is currently evaluating the impact, if any, of FSP SFAS 109-1 on its consolidated financial statements.

        FSP SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying the FASB Statement. The Act provides for a special one-time tax deduction of 85 percent dividends received deduction on certain foreign earnings repatriated in fiscal 2005 or 2006. The deduction would result in an approximate 5.1 percent federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Certain other criteria in the Act must be satisfied as well. The Company studied the provisions of the Act related to the repatriation of earnings and does not intend to repatriate any earnings as of January 31, 2006.

SFAS No. 154

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 30" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, SFAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a "restatement." The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with the first quarter of fiscal 2007 beginning on August 1, 2006. The Company intends to adopt the disclosure requirements upon the effective date of the pronouncement. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE O—OTHER FINANCIAL INFORMATION

        Supplemental disclosures of cash flow information follow:

	Six Months Ended January 31,
	2006	2005
	(in millions)
Cash paid during the period for:
Interest—related parties	$2.9	$4.1
Interest—other	3.6	0.5
Income taxes	0.8	1.1
Non-cash investing and financing activities:
Preferred stock dividends	$—	$15.4
Preferred stock dividends in excess of stated amount	—	21.4
Adjustment to additional paid-in capital for deferred stock compensation	—	0.4
Financed purchase of property and equipment	1.3	—
Lease settled by issuance of note payable	3.1	—

NOTE P—COMMITMENTS AND CONTINGENCIES

        The Company and certain of the Company's subsidiaries are party to certain labor, product liability, and intellectual property infringement claims and litigation. With respect to acquired companies, substantially all of such litigation and claims were commenced prior to acquisition. In accordance with SFAS 5, "Accounting for Contingencies," the Company accrued $14.5 million as of January 31, 2006 for the litigation and related legal fees where the Company believes a loss is probable and reasonably estimable. The Company believes it has good defenses in connection with many of these claims and intends to vigorously contest such claims or seek to reach settlements to the extent appropriate.

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

NOTE Q—SUBSEQUENT EVENT

        On March 8, 2006, the Company acquired Provia Software, Inc. ("Provia"), a provider of supply chain execution solutions for approximately $21.6 million in cash. The transaction was financed with cash on hand. The purpose of the acquisition was to enhance the Company's supply chain execution solutions for the small and medium-size company market.

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

        See "Item 1A. Risk Factors" for other risks affecting our business. We disclaim any obligation to update any forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with all of the consolidated historical financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and Item 8 of our Annual Report on Form 10-K. Also, see "Item 6. Selected Financial Data" of our annual report on Form 10-K. This discussion contains forward-looking statements. Please see "Cautionary Statement Concerning Forward-Looking Statements" for a discussion of certain of the uncertainties, risks, and assumptions associated with these statements. References to fiscal 2004 and 2005 are to the twelve months ending July 31, 2004 and 2005, respectively. Except as otherwise indicated herein, or as the context may otherwise require, the words "we," "our," "us," "SSA," "SSA Global" and "our company" refer to SSA Global Technologies, Inc. and its consolidated subsidiaries.

Overview

  Company Background

        We are a leading global provider of enterprise software applications and related services. Our products and services are designed to help customers increase operating efficiency and productivity by automating key business processes, improving collaboration among their customers, suppliers, employees and other partners, and facilitating analysis of business trends. Our enterprise software applications are designed to improve various core enterprise resource planning, or ERP, functions, including accounting, human resource, inventory management, manufacturing, payroll and purchase and sales processing. We also provide applications that are integrated extensions to our core ERP products, including corporate performance, customer relationship, product lifecycle, supplier relationship and supply chain management products. We license our products to companies in a wide range of industries, including discrete and process manufacturing, retail, wholesale, technical information services and the public sector, providing these industries with functionality that addresses their unique business requirements. We also provide after-market maintenance and professional services. As of January 31, 2006, we had approximately 13,700 customer accounts, including customers that license through reseller agreements and that are parties to revenue producing transactions with us at some time during the past three fiscal years. Due to this time-based measurement for customer accounts, our customer count can change over time. The number of customers we serve generally increases as we acquire businesses and enter into arrangements with new customers and decreases when customers choose not to renew annual support agreements. We expect our customer count figure to decrease by several thousand beginning in fiscal 2007 due to acquisitions crossing the three-year mark from acquisition dates with customers that were not active during the three years. Headquartered in Chicago, Illinois, we employed 3,606 people in over 50 locations worldwide as of January 31, 2006.

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

  Impact of Economic Conditions on Our Business Strategy

        We believe challenging economic conditions have made it difficult for smaller, niche software vendors to thrive and achieve or maintain profitability and postive cash flows. In addition, we believe that many smaller enterprise software vendors with quality products and customer relationships have less certain futures as compared to larger, full-suite software vendors. In part, this has led to lower valuations at times for some of these vendors and has created an opportunity for us as we selectively pursue strategic acquisitions from time to time to enhance our product lines and customer base. Our acquisitions of the interBiz division of Computer Associates International, Inc., or interBiz, Infinium Software, Inc., or Infinium, EXE Technologies, Inc., or EXE and Epiphany are examples of this. We believe that additional acquisition opportunities may present themselves in the future.

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

  •
  On September 29, 2005, we acquired CRM solution provider Epiphany, for $107.1 million in cash including transaction costs. The transaction was financed with a combination of Epiphany and SSA cash on hand. The purpose of the acquisition was to enhance and expand the existing CRM product functionality within our portfolio of solutions.

  •
  On March 8, 2006, we acquired Provia, a provider of supply chain execution solutions, for approximately $21.6 million in cash. No revenues were recorded in the three or six months ended January 31, 2006 related to this acquisition.

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

  •
  Research and development expenses, which consist primarily of salaries, other direct employment expenses and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation, as well as in-process research and development costs expensed at the time of an acquisition.

  •
  General and administrative expenses, which include salaries and other direct employment expenses of our administrative and management employees, as well as legal, accounting and consulting fees and bad debt expense.

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

  Summary of Operating Results and Financial Metrics

        We use a number of financial metrics to evaluate our operations and establish financial performance targets. We focus on:

  •
  revenue mix, which consists of contributions from our core product lines and acquisitions to each of our three sources of revenues, license fees, support and services and other revenues, as a percentage of total revenues;

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

	Three Months Ended Jan. 31, 2005	% of Total Revenue	Three Months Ended Jan. 31, 2006	% of Total Revenue	Six Months Ended Jan. 31, 2005	% of Total Revenue	Six Months Ended Jan. 31, 2006	% of Total Revenue
	(Dollars in millions)
Revenues
Fiscal 2006 acquisitions	$—	—%	$15.5	8%	$—	—%	$21.5	6%
Core product lines(1)	178.0	100%	172.4	92%	344.5	100%	343.9	94%

Total revenues	$178.0	100%	$187.9	100%	$344.5	100%	$365.4	100%

Operating Expenses
Depreciation, amortization, in-process research and development and non-cash stock compensation expense(2)	$14.8	8%	$18.0	10%	$30.1	9%	$36.4	10%
All other operating expenses(2)	146.2	82%	154.5	82%	283.7	82%	303.3	83%

Total operating expenses	$161.0	90%	$172.5	92%	$313.8	91%	$339.7	93%

Employee Headcount & Productivity
Total employees (at end of period)	3,570		3,606		3,570		3,606
Total average employees	3,625		3,651		3,608		3,606
Total revenues per average employee(3) (in 000s)	$196		$206		$191		$203
All other operating expenses per average employee(3) (in 000s)	$161		$169		$157		$168
Financial Condition Ratios:
Cash and cash equivalents to total debt					0.40		0.64
Total debt to total debt and stockholders' equity					0.64		0.43

(1)
Refers to our product lines owned for the entire current and prior fiscal year periods.

(2)
Includes cost of revenues.

(3)
Annualized.

Results of Operations as a Percentage of Total Revenues

        The following table sets forth certain components of our results of operations as a percentage of total revenues for the fiscal periods indicated:

	Percentage of Total Revenues
	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2006	2005	2006
Revenues:
License fees	29%	30%	27%	30%
Support	49	48	50	48
Services and other	22	22	23	22

Total revenues	100	100	100	100
Cost of revenues:
Cost of license fees	6	7	6	7
Cost of support, services and other	27	27	28	28

Total cost of revenues	33	34	34	35

Gross margin	67	66	66	65

Operating expenses:
Sales and marketing	26	26	26	26
Research and development	14	15	14	15
General and administrative	13	12	13	12
Amortization of intangible assets	4	4	4	4
Restructuring charge (benefit)	—	1	—	1

Total operating expenses	57	58	57	58

Operating income	10	8	9	7

Other income (expense):
Interest expense—related parties	(2)	—	(2)	—
Interest income (expense)—other	—	(1)	—	(1)
Loss on early extinguishment of debt	—	—	—	(1)
Other income (expense)	—	—	—	(1)

Total other income (expense)	(2)	(1)	(2)	(3)

Income before provision for income taxes	8	7	7	4
Provision for income taxes	3	3	3	2

Net income	5%	4%	4%	2%

Revenues

  License Fee Revenues

        License fee revenues increased by $5.8 million, or 11% to $56.8 million during the quarter ended January 31, 2006 as compared to the quarter ended January 31, 2005 and by $16.4 million, or 18%, to $108.8 million during the six months ended January 31, 2005 as compared to the comparable prior year period as a result of increased transaction volumes associated with our products, increased average selling price and the Epiphany acquisition.

        License fees increased to 30% of total revenues during both the three and six months ended January 31, 2006 as compared to 29% and 27% of total revenues in the three and six months ended January 31, 2005, respectively. Sales of our extension products, such as supply chain management and customer relationship management software, represented 18% and 23% of license fees revenues in the three and six months ended January 31, 2005 and 26% of license fees revenues in both the three and six months ended January 31, 2006, respectively. The increase in extension products as percentage of total license fee revenues is largely as a result of the Epiphany acquisition in September 2005.

        The average contract value for licensed software was approximately $77,000 and $83,000 for software contracts signed in the three months ended January 31, 2005 and 2006, respectively, and approximately $78,000 and $87,000 for contracts signed in the six months ended January 31, 2005 and 2006, respectively.

        In the three months ended January 31, 2005 and 2006, new customers represented approximately 10% and 8%, respectively, of software license contracts signed and 8% in both periods of software licenses dollars associated with the contracts signed. In the six months ended January 31, 2005 and 2006, new customers represented approximately 9% and 8%, respectively, of software license contracts signed and 9% in both periods of software licenses dollars associated with the contracts signed. We believe tracking new customer and existing customer license fees is important because:

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

  Support Revenues

        Support revenues increased by 5% to $90.9 million during the three months ended January 31, 2006 as compared to $86.9 million in the three months ended in January 31, 2005 and increased 2% to $175.9 million during the six months ended January 31, 2006 as compared to $172.3 million in the six months ended in January 31, 2005. As a percentage of total revenues, total support revenues remained constant at 48% in both the three and six months ended January 31, 2006 as compared to 49% and 50% in the three and six months ended January 31, 2005, respectively, due to the inclusion of the support revenues from fiscal 2006 acquisitions and the increase in license fee revenue.

        Excluding the impact of the fiscal 2006 acquisitions, our support revenue decreased approximately 4% during the three and six months ended January 31, 2006 compared to the prior year periods. Although our support contract renewal percentages continue to be high, we have experienced an adverse dollar impact on our support revenues due to a stronger U.S. dollar (primarily against the Euro, British pound and Japanese yen) this year as well as pricing pressure on support renewals.

  Services and Other Revenues

        Services and other revenues was 22% of total revenues for the three months ended January 31, 2006 and 2005 and the six months ended January 31, 2006 and 23% for the six months ended January 31, 2005. We pursue consulting service engagements at acceptable rates in relation to the nature of the services performed for our customers and we may outsource services where it is difficult to differentiate ourselves from other vendors.

  Total Revenues by Employee

        Annualized revenues per average employee increased by 5% and 6% in the three and six months ended January 31, 2006, respectively, compared to the three and six months ended January 31, 2005. The improvement in annualized revenues per average employee for the three and six months ended January 31, 2006 was attributable to:

  •
  improved sales force productivity;

  •
  the Epiphany acquisition; and

  •
  improved workforce productivity.

  Operating Expenses

  Depreciation, amortization, in-process research and development and non-cash stock option expense

        The primary components of non-cash operating expenses are amortization charges, in-process research and development charges associated with acquisitions and non-cash stock option charges. Amortization expense was $10.6 million and $12.4 million for the three months ended January 31, 2005 and 2006, respectively, and $21.9 million and $23.6 million for the six months ended January 31, 2005 and 2006, respectively. The six months ended January 31, 2006 results included a $1.7 million in-process research and development charge associated with the Epiphany acquisition. Non-cash stock compensation expense was approximately $2.4 million and $3.2 million for the three months ended January 31, 2005 and 2006, respectively, and approximately $4.9 million and $6.5 million for the six months ended January 31, 2005 and 2006, respectively.

        Effective August 1, 2005, we adopted SFAS No. 123(R) requiring us to expense the fair value of stock options granted over the related requisite service period. We expect to record stock-based compensation expense of $13.2 million in fiscal 2006, including $6.5 million recorded in the six months ended January 31, 2006, and $9.4 million, $7.6 million, $4.8 million and $0.2 million in fiscal 2007 through 2010, respectively, for a total of $35.2 million based on option grants through January 31, 2006. These amounts will increase in the future if additional stock option grants are made. See note C to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

  All other operating expenses

        All other operating expenses increased 6% and 7% in the three and six months ended January 31, 2006, respectively, as compared to the comparable prior year periods, largely as a result of restructuring costs in fiscal 2006 and the Epiphany acquisition. Excluding these costs, cost per employee remained relatively constant between periods.

  Liquidity, Financial Condition and Capital Resources

        Cash and cash equivalents decreased $29.4 million for the six months ended January 31, 2006 to $136.0 million as of January 31, 2006 from $165.4 million as of July 31, 2005 primarily as a result of using cash to fund the Epiphany acquisition, partially offset by net proceeds from the debt financing, net of repayments related-party debt.

        In September 2005, we entered into a $200.0 million term senior secured credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and Citicorp USA, Inc., as syndication agent. The proceeds from the senior secured credit facility were used to repay $151.8 million in related-party debt plus accrued interest and provided funds for the Epiphany acquisition. A $25.0 million revolving credit facility is also made available. We recorded a charge of $3.3 million to write-off the unamortized deferred financing fees associated with the related-party debt during the six months ended January 31, 2006. As of January 31, 2006, there was $199.0 million outstanding under the term credit facility and no borrowings outstanding under the revolving facility. See "—Liquidity and Capital Resources" below and note F to our condensed consolidated financial statements.

        In the event we choose to make additional acquisitions, we may use cash on hand, incur additional debt or raise additional equity capital, or a combination thereof, to finance any such acquisition.

  Critical Accounting Policies

        Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. Some accounting policies require us to make estimates, judgments and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment, and actual results could differ from those estimates. We believe that the following accounting policies are critical to understanding our historical and future performance as these policies affect the reported results and relate to the more significant areas involving management's judgments and estimates:

  •
  Revenue recognition;

  •
  Valuation of accounts receivable;

  •
  Capitalized software costs and acquired technology;

  •
  Valuation of long-lived assets;

  •
  Deferred tax assets and liabilities;

  •
  Restructuring costs; and

  •
  Stock-based compensation.

        Our accounting policies and related procedures are described in the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Conditions and Result of Operation—Critical Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005. Certain of our critical accounting policies or portions thereof, have been included in this Form 10-Q due to the impact of events in the current fiscal year period, such as the Epiphany acquisition and adoption of SFAS 123(R).

        Business Combinations.    We have made a number of significant acquisitions and we plan to selectively pursue acquisitions in the future. When recording acquisitions, we allocate the purchase price of the acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Valuation studies are performed to assist in determining the fair values of identifiable intangibles, including acquired technology, customer lists, patents and trade names. These valuations require us to make significant estimates and assumptions.

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

        We expect to fulfill all of the obligations underlying the customer support arrangements including "help desk" and technical support, "bug fixes" and periodic unspecified software upgrades, when and if available. We consider the acquired PCS arrangement to be a single unit of accounting when determining the legal obligation assumed from the acquired entity. We have fulfilled each underlying obligation element of the PCS arrangement and expect to fulfill these obligations in future acquisitions as well. However, in the event we acquire a business in the future and do not intend to perform software development activities post-acquisition to provide unspecified software upgrades, when and if available, the fair value of acquired deferred support revenue would be reduced at the acquisition date. If we had not committed to perform these obligations for the fiscal 2006 acquisitions, we estimate it would have resulted in a 38% aggregate decrease in acquired deferred support revenue, or $5.7 million in aggregate, at the respective acquisition dates and a subsequent $5.7 million aggregate decrease in post-acquisition revenue recognized, primarily in fiscal 2006.

        We make estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of acquired companies. Critical estimates in valuing certain of the intangible assets include future expected cash flows from license sales and customer contracts, acquired technologies and patents, as well as assumptions regarding the period of time the acquired technology or customer relationships will continue and the discount rate. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

        Valuation of Long-Lived Assets.    Long-lived assets consist primarily of (a) property and equipment, (b) goodwill, (c) customer lists, (d) patents, (e) trade names, (f) capitalized software costs and (g) acquired technology. Long-lived assets subject to depreciation, amortization and impairment totaled $581.8 million at January 31, 2006, including $148.3 million related to the fiscal 2006 acquisitions. We periodically evaluate the estimated useful life of property and equipment and identifiable intangible assets and, when appropriate, adjust the useful life, thereby increasing or decreasing the depreciation and amortization expense recorded in the current period and in future reporting periods. The estimated economic useful lives of our long-lived assets may change based upon the intended use of the asset or the period of time over which revenues are expected to be generated. To date, we have not been required to change the estimated useful life of any long-lived assets. As of January 31, 2006, $190.4 million of our long-lived assets were subject to depreciation and amortization, including $46.2 million related to the fiscal 2006 acquisitions. If the useful lives of our identifiable intangible assets were reduced by one year, our amortization expense would increase by $15.8 million annually.

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

  •
  significant changes in technology or in the manner of use of our acquired assets or the strategy of our overall business; and

  •
  significant negative industry or economic trends.

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

        We have recorded a significant amount of intangible assets, subject to amortization consisting of customer lists, patents, and trade names, on our balance sheet. As of January 31, 2006, customer lists, patents and trade names, net of accumulated amortization, were approximately $132.0 million, representing approximately 14% of our total assets and approximately 23% of long-lived assets subject to depreciation, amortization and impairment. In the future, identifiable intangible assets may increase as a result of additional acquisitions we may do. Any future determination requiring the write-off of a significant portion of the identifiable intangible assets recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.

        We perform an annual impairment test for goodwill as of May 31 of each year as required by SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 142 requires us to compare the fair value of our reporting units to the carrying amount, including goodwill, on an annual basis to determine if there is potential impairment. We have determined that we have four reporting units for purposes of this test. We determined that our reporting units are equivalent to our operating segments for SFAS 142 purposes. Fair value of the reporting units is determined by reference to our quoted market value and using valuation methods including discounted cash flows, comparable company analysis and recent transaction analysis. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. We completed the annual impairment test in each of fiscal 2003, 2004 and 2005. The results of those tests indicated no impairment of goodwill.

        We have recorded a significant amount of goodwill on our balance sheet. As of January 31, 2006, goodwill was approximately $391.4 million, representing approximately 41% of our total assets and approximately 67% of our long-lived assets subject to depreciation, amortization and impairment. In the future, goodwill may increase as a result of additional acquisitions we may do. Goodwill is recorded on the date of acquisition and is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions and a variety of other circumstances. Any future determination requiring the write-off of a significant portion of the goodwill recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.

        Restructuring Costs.    Restructuring costs are primarily comprised of severance costs and related benefits, costs to eliminate or vacate duplicate facilities and costs to terminate certain contractual commitments. Restructuring costs incurred in conjunction with the acquisitions have been accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations," or EITF 95-3, and have been recognized as a liability assumed in the purchase business combination. We account for restructuring costs not related to acquisitions in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS 146. SFAS 146 requires that a liability for a cost associated with an exit plan or disposal activity be recognized when the liability is incurred. SFAS 146 establishes that fair value is the objective for initial measurement of the liability. Accordingly, we record liabilities as they are incurred as a restructuring charge in the statements of operations. Restructuring costs are based on plans that have been committed to by management. Restructuring cost estimates may change as additional information becomes available and as management finalizes execution of the restructuring plan. Changes to the estimates of executing the plans accounted for under EITF 95-3 are recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter. Changes in estimates to restructuring plans accounted for under SFAS 146 are recorded in our results of operations as an adjustment to restructuring charges. A restructuring benefit of $1.8 million was recorded in the consolidated statement of operations for fiscal 2005 resulting primarily from accrual adjustments related to actual Baan-related settlements for less than the amount previously accrued. A restructuring charge of $5.4 million was recorded in the condensed consolidated statement of operations during the six months ended January 31, 2006 as a result of involuntary terminations of our employees. Also, we recorded $22.5 million of restructuring liabilities at the time of the Epiphany acquisition of which approximately $19.4 million of this amount related to remaining lease obligations for vacated office space, much of which is sublet for amounts less than our cost. We are presently negotiating settlements with the respective landlords, which may result in changes to our estimated liability. We settled the lease related to certain Epiphany operations in Needham, Massachusetts in January 2006 in order to terminate our obligations to lease the unoccupied space, in exchange for $2.2 million in cash and $3.5 million payable over 36 months.

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

        The Company expects the following impacts for stock options outstanding as of January 31, 2006 after estimating the impact of forfeitures over the requisite service periods (in millions):

Estimated Stock-Based Compensation Expense
Fiscal year ending July 31, 2006	$13.2	*
Fiscal year ending July 31, 2007	9.4
Fiscal year ending July 31, 2008	7.6
Fiscal year ending July 31, 2009	4.8
Fiscal year ending July 31, 2010	0.2

Total estimated stock-based compensation expense over the requisite service period	$35.2

*
This amount includes $6.5 million of stock-based compensation expense recorded in the six months ended January 31, 2006.

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

Results of Operations

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2006

General

        The Boniva and Epiphany acquisitions were completed in August and September 2005, respectively. The operating results for the quarter ended January 31, 2006 include Boniva and Epiphany results for the entire period. References to our "core product lines" refer to our product lines owned during the entire three month periods ended January 31, 2005 and 2006.

Revenues
Total revenues

	Three Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions, except number of employees and annualized revenue per average employee)
Total revenues from core product lines	$178.0	100%	$172.4	92%	$(5.6)	(3)%
Effect of fiscal 2006 acquisitions	—	—	15.5	8	15.5	—

Total revenues	$178.0	100%	$187.9	100%	$9.9	6%

Total employees (at end of period)	3,570		3,606		36	1%
Average employees	3,625		3,651		26	1%
Annualized revenue per average employee (000s)	$196		$206		$10	5%

        Total revenues were $178.0 million for the three months ended January 31, 2005 compared to $187.9 million for the three months ended January 31, 2006, an increase of $9.9 million or 6%. The three months ended January 31, 2006 included $15.5 million of incremental revenues from the fiscal 2006 acquisitions. Revenues from our core product lines were $178.0 million and $172.4 million for the three months ended January 31, 2005 and 2006, respectively. This decrease in revenues from our core product lines resulted from a 6% decline in support, services and other revenue partially offset by a 3% increase in license fees.

        Annualized revenue per average employee increased as a result of additional license fee revenues and the Epiphany acquisition.

Segment Revenues and Profits

        We primarily manage our business on a geographic basis. Our four geographic business segments are:

  •
  North America, which consists of the United States and Canada;

  •
  Europe, Middle East and Africa, or our EMEA region;

  •
  Asia Pacific, which consists of Asia, the Pacific Rim and Japan; and

  •
  Latin America, which consists of Mexico and Central and South America.

Revenues by Segment

	Three Months Ended January 31,
	2005	%	2006	%
	(Dollars in millions)
North America	$74.4	42%	$87.0	46%
EMEA	73.9	42	73.0	39
Asia Pacific	22.3	12	17.8	10
Latin America	7.4	4	10.1	5

Total revenues	$178.0	100%	$187.9	100%

Segment Profit

	Three Months Ended January 31,
	2005	%	2006	%
	(Dollars in millions)
North America	$35.8	68%	$39.7	70%
EMEA	14.1	27	14.4	26
Asia Pacific	3.5	7	0.7	1
Latin America	(0.7)	(2)	1.5	3

Total segment profit	$52.7	100%	$56.3	100%

        Revenues from North America increased $12.6 million or 17% for the three months ended January 31, 2006 over the prior year period. The fiscal 2006 acquisitions accounted for $10.2 million of the increase while license fee and support revenues from our core product lines increased $2.6 million. The increase in license fee revenues was principally attributable to customer orders for the SSA ERPLN, one of our enterprise resource planning products, as well as extension products.

        Segment profits from North America increased $3.9 million for the three months ended January 31, 2006 as compared to the prior year period. Segment profits from North America were 48% of revenues for the three months ended January 31, 2005 and 46% for the three months ended January 31, 2006. The increase in segment profit was attributable to the increase in license fee revenue.

        For the three months ended January 31, 2006, revenues from EMEA decreased $0.9 million or 1% as compared to the three months ended January 31, 2005 as a result of a $6.5 million drop in support, services and other revenues from core product lines. This was partially offset by $5.0 million of increased revenues attributable to the fiscal 2006 acquisitions. Much of the decrease in core revenue was attributable to decreased support revenue attributable to a stronger U.S. dollar during the three months ended January 31, 2006.

        Segment profits from EMEA increased $0.3 million in the three months ended January 31, 2006 compared to the prior year period. Segment profits from EMEA were 19% of revenues for the three months ended January 31, 2005 and 20% for the three months ended January 31, 2006.

        Revenues from the Asia Pacific segment decreased $4.5 million or 20% in the three months ended January 31, 2006 compared to the three months ended January 31, 2005 largely due to decreased revenues in Japan.

        Segment profits from Asia Pacific decreased $2.8 million in the three months ended January 31, 2006 as compared to the three months ended January 31, 2005. Segment profits from Asia Pacific were 16% of segment revenues in the three months ended January 31, 2005 and 4% in the three months ended January 31, 2006 as a result of the revenue decrease.

        Revenues from Latin America increased $2.7 million or 36% in the three months ended January 31, 2006 as compared to the prior year period primarily as a result higher service license fee revenues.

        Segment profits from Latin America increased $2.2 million in the three months ended January 31, 2005 to $1.5 million due to increased license fee revenues and lower bad debt expense.

        Sales outside the United States accounted for approximately 61% and 57% of our total revenues for the three months ended January 31, 2005 and 2006, respectively.

License fee revenue

	Three Months Ended January 31,
						Percent Change
	2005	%	2006	%	Increase
	(Dollars in millions)
License fee revenue from core product lines	$51.0	100%	$52.6	93%	$1.6	3%
Effect of fiscal 2006 acquisitions	—	—	4.2	7	4.2	—

License fee revenue	$51.0	100%	$56.8	100%	$5.8	11%

        Total license fee revenues were $51.0 million for the three months ended January 31, 2005 as compared to $56.8 million for the three months ended January 31, 2006, an increase of $5.8 million or 11%. For the three months ended January 31, 2006, $4.2 million of the incremental license fee revenues came from the fiscal 2006 acquisitions. The increase of $1.6 million from our core product lines reflected increased customer orders for the SSA ERPLN product and extension products and an increased average selling price. Excluding the effect of foreign exchange rate differentiations between periods, license fee revenues from core product lines increased 7% in the three months ended January 31, 2006 as compared to the prior year period.

Support revenues

	Three Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Support revenues from core product lines	$86.9	100%	$83.5	92%	$(3.4)	(4)%
Effect of fiscal 2006 acquisitions	—	—	7.4	8	7.4	—

Support revenues	$86.9	100%	$90.9	100%	$4.0	5%

        Total support revenues were $86.9 million for the three months ended January 31, 2005 as compared to $90.9 million for the three months ended January 31, 2006, an increase of $4.0 million or 5%. The increase of $7.4 million attributable to the fiscal 2006 acquisitions was partially offset by a reduction in support revenues of $3.4 million attributable to our core product lines due primarily to a stronger U.S. dollar in fiscal 2006.

Services and other revenues

	Three Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Services and other revenues from core product lines	$40.1	100%	$36.3	90%	$(3.8)	(9)%
Effect of fiscal 2006 acquisitions	—	—	3.9	10	3.9	—

Support revenues	$40.1	100%	$40.2	100%	$0.1	—%

        Total services and other revenues were $40.1 million for the three months ended January 31, 2005 as compared to $40.2 million for the three months ended January 31, 2006, an increase of $0.1 million. Services and other revenues attributable to our core product lines were $40.1 million and $36.3 million for the three months ended January 31, 2005 and 2006, respectively. The decrease this year is due to a decrease in hardware revenue.

Cost of Revenues
Cost of license fee revenue

	Three Months Ended January 31,
						Percent Change
	2005	%	2006	%	Increase
	(Dollars in millions)
Cost of license fee revenues	$6.1	59%	$8.5	62%	$2.4	39%
Amortization of capitalized software and acquired technology	4.2	41	5.2	38	1.0	24

Total cost of license fee revenues	$10.3	100%	$13.7	100%	$3.4	33%

Gross profit percentage on license fee revenues	80%		76%

        Total cost of license fee revenues were $10.3 for the three months ended January 31, 2005 as compared to $13.7 million for the three months ended January 31, 2006, an increase of $3.4 million or 33%. The $1.0 million change in capitalized software and acquired technology amortization was due to the impact of the fiscal 2006 acquisitions. The remaining increase in total cost for the three months ended January 31, 2006 was due to a greater mix of third-party products and reseller volume.

Cost of support, services and other revenue

	Three Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Cost of support and services and other revenues from core product lines	$49.1	100%	$46.1	92%	$(3.0)	(6)%
Effect of fiscal 2006 acquisitions	—	—	3.9	8	3.9	—

Cost of support, services and other revenue	$49.1	100%	$50.0	100%	$0.9	2%

Gross profit percentage on total support and services and other revenues	61%		62%

        Cost of support and services and other revenues was $49.1 million for the three months ended January 31, 2005 as compared to $50.0 million for the three months ended January 31, 2006, an increase of $0.9 million or 2%. Approximately $3.9 million of this increase was attributable to the impact of the fiscal 2006 acquisitions. The decrease in core product line cost of $3.0 million was largely attributable to reduced hardware costs.

        The gross profit related to support and services and other revenues increased from 61% in the three months ended January 31, 2005 to 62% in the three months ended January 31, 2006 largely as a result of lower hardware costs related to a decrease in hardware revenues.

Operating Expenses

Total operating expenses

	Three Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Total operating expenses for core product lines	$92.9	91%	$89.3	82%	$(3.6)	(4)%
Intangible asset amortization and stock compensation expense	8.7	9	10.1	9	1.4	16%
Effect of fiscal 2006 acquisitions	—	—	9.4	9	9.4	—

Total operating expenses	$101.6	100%	$108.8	100%	$7.2	7%

Operating margin percentage on total revenues	10%		8%

        Total operating expenses were $101.6 million for the three months ended January 31, 2005 as compared to $108.8 million for the three months ended January 31, 2006, an increase of $7.2 million or 7%. Operating expenses for the three months ended January 31, 2006 included $9.4 million in incremental expenses from the fiscal 2006 acquisitions.

        Included in operating expenses for the three months ended January 31, 2005 and 2006 were $6.4 million and $7.2 million, respectively, of amortization expense associated with acquisitions, and $2.3 million and $3.2 million, respectively, of non-cash stock compensation expense. The increase in non-cash stock compensation expense reflected the adoption of SFAS 123(R).

Sales and marketing expenses

	Three Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Sales and marketing expenses for core product lines	$45.9	98%	$44.0	89%	$(1.9)	(4)%
Non-cash stock compensation	0.7	2	1.3	3	0.6	86
Effect of fiscal 2006 acquisitions	—	—	3.9	8	3.9	—

Total sales and marketing expenses	$46.6	100%	$49.2	100%	$2.6	6%

        Total sales and marketing expenses were $46.6 million for the three months ended January 31, 2005 as compared to $49.2 million for the three months ended January 31, 2006, an increase of $2.6 million or 6%. For the three months ended January 31, 2006, approximately $3.9 million of incremental expense was due to the fiscal 2006 acquisitions, partially offset by a decrease of $1.9 million in our core product lines reflecting lower spending for marketing.

  Research and development expenses

	Three Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Research and development expenses for core product lines	$25.5	100%	$24.7	87%	$(0.8)	(3)%
Effect of fiscal 2006 acquisitions	—	—	3.8	13	3.8	—

Total research and development expenses	$25.5	100%	$28.5	100%	$3.0	12%

        Total research and development expenses were $25.5 million for the three months ended January 31, 2005 as compared to $28.5 million for the three months ended January 31, 2006, an increase of $3.0 million or 12%. For the three months ended January 31, 2006, research and development expenses increased due primarily to the impact of the fiscal 2006 acquisitions.

  General and administrative expenses

	Three Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
General and administrative expenses for core product lines	$21.6	94%	$20.0	87%	$(1.6)	(7)%
Non-cash stock compensation	1.5	6	1.3	6	(0.2)	(13)
Effect of fiscal 2006 acquisitions	—	—	1.7	7	1.7	—

Total general and administrative expenses	$23.1	100%	$23.0	100%	$(0.1)	—%

        Total general and administrative expenses were $23.1 million for the three months ended January 31, 2005 as compared to $23.0 million for the three months ended January 31, 2006, a decrease of $0.1 million. General and administrative expenses increased $1.7 million as a result of the fiscal 2006 acquisitions and declined by $1.6 million in our core product lines due to lower bad debt expense.

  Restructuring changes (benefits)

        For the three months ended January 31, 2006, restructuring was a charge of $0.9 million. There was no restructuring charge or benefit recorded in the three months ended January 31, 2005. See note K to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Other Income (Expense)

        Interest expense.    Interest expense—related parties was $4.1 million for the three months ended January 31, 2005 and $0 for the three months ended January 31, 2006, a decrease of $4.1 million, reflecting the repayment of $81.2 million of related-party debt with proceeds from our initial public offering in June 2005 and the repayment in September 2005 of the remaining related-party debt with the proceeds of the new $200.0 million senior secured term credit facility. See the discussion of debt financing in "—Liquidity and Capital Resources".

        Other income (expense).    We recorded income of $0.2 million and expense of $0.3 million in the three months ended January 31, 2005 and 2006, respectively, reflecting net foreign exchange gains and losses in the periods. The net foreign exchange gain and loss in each period reflected the impact of exchange rate changes on intercompany balances between our subsidiaries.

        Provision for income tax expense.    The provision for income tax was $5.2 million and $5.7 million in the three months ended January 31, 2005 and 2006, respectively. The effective tax rate was approximately 39% and 46% for the three months ended January 31, 2005 and 2006, respectively. The effective rates exceeded the U.S. statutory rate of 34% in both periods due to state income taxes, income tax rate differences in foreign countries and losses in entities where tax net operating losses already have a full valuation allowance. We expect our effective tax rate to be approximately 46% for the remainder of fiscal 2006.

Earnings (Loss) per Share

	Three Months Ended January 31,
	2005	2006
Earnings (loss) per common share
Basic	$(7.44)	$0.10
Diluted	(7.44)	0.09
Earnings per preferred share
Basic and diluted	$14.53	$—

        For the three months ended January 31, 2005, we calculated basic earnings per share using the two-class method. Under the two-class method, net income for any given period was allocated between common stock and the Series A convertible preferred stock outstanding prior to our initial public offering in May 2005, on the basis of weighted average number of shares outstanding during the period. Net loss was allocated solely to the common stockholders since, according to the terms of our prior Certificate of Incorporation, the Series A convertible preferred stock was not obligated to share in our losses. In connection with our initial public offering, all of our Series A convertible preferred stock converted into shares of our common stock.

        Basic earnings per common share is based on the weighted average number of common shares outstanding. For the three months ended January 31, 2005, basic earnings per common share included the effect of 4,785,000 common shares issued on February 25, 2004, in connection with an amendment to our Certificate of Incorporation that reclassified each share of Series A convertible preferred stock into one share of Series A convertible preferred stock and 1.595 shares of common stock. Basic earnings attributed to common shares included the allocated share of undistributed earnings.

Six Months Ended January 31, 2005 Compared to Six Months Ended January 31, 2006

General

        The Boniva and Epiphany acquisitions were completed in August and September 2005, respectively. The operating results for the six months ended January 31, 2006 include Boniva results for the entire period and approximately four months of Epiphany results. References to our "core product lines" refer to our product lines owned during the entire six month periods ended January 31, 2005 and 2006.

Revenues

Total revenues

	Six Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions, except number of employees and annualized revenue per average employee)
Total revenues from core product lines	$344.5	100%	$343.9	94%	$(0.6)	—%
Effect of fiscal 2006 acquisitions	—	—	21.5	6	21.5	—

Total revenues	$344.5	100%	$365.4	100%	$20.9	6%

Total employees (at end of period)	3,570		3,606		36	1%
Average employees	3,608		3,606		(2)	—%
Annualized revenue per average employee (000s)	$191		$203		$12	6%

        Total revenues were $344.5 million for the six months ended January 31, 2005 as compared to $365.4 million for the six months ended January 31, 2006, an increase of $20.9 million or 6%. The six months ended January 31, 2006 included $21.5 million of incremental revenues from the fiscal 2006 acquisitions. Revenues from our core product lines were $344.5 million and $343.9 million for the six months ended January 31, 2005 and 2006, respectively. This decrease in revenues from our core product lines resulted from a 4% overall decline in support, services and other revenue partially offset by an 11% increase in license fees revenue.

        Annualized revenue per average employee increased as a result of additional license fee revenues and improved productivity of the market-facing personnel in our business.

Revenues by Segment

	Six Months Ended January 31,
	2005	%	2006	%
	(Dollars in millions)
North America	$149.0	43%	$174.1	48%
EMEA	137.1	40	135.7	37
Asia Pacific	42.1	12	37.2	10
Latin America	16.3	5	18.4	5

Total revenues	$344.5	100%	$365.4	100%

Segment Profit

	Six Months Ended January 31,
	2005	%	2006	%
	(Dollars in millions)
North America	$70.4	68%	$82.4	76%
EMEA	25.3	25	22.5	21
Asia Pacific	6.6	6	2.4	2
Latin America	1.3	1	1.7	1

Total segment profit	$103.6	100%	$109.0	100%

        Revenues from North America increased $25.1 million or 17% in the six months ended January 31, 2006 over the prior year period. The fiscal 2006 acquisitions accounted for $14.0 million of the increase while revenues from our core product lines increased $11.6 million. This increase was principally attributable to SSA ERPLN orders, as well as extension product orders.

        Segment profits from North America increased $12.0 million in the six months ended January 31, 2006 as compared to the prior year period. Segment profits from North America were 47% of revenues for both the six months ended January 31, 2005 and 2006. The increase in profit was attributable to the increase in license fee revenue.

        For the six months ended January 31, 2006, revenues from EMEA decreased $1.4 million or 1% as compared to the six months ended January 31, 2005 as a result of an overall decrease of $9.0 million in support, services and other revenues, partially offset by a $7.3 million increase attributed to the fiscal 2006 acquisitions. The decrease in core support, services and other revenues was mainly attributable to a stronger U.S. dollar this year and some pricing pressure on support contracts.

        Segment profits from EMEA decreased $2.8 million in the six months ended January 31, 2006 compared to the prior year period. Segment profits from EMEA were 18% of segment revenues for the six months ended January 31, 2005 and 17% for the six months ended January 31, 2006. The decrease in segment profits was attributable to the decline in revenue and changes in the revenue mix.

        Revenues from the Asia Pacific segment decreased $4.9 million or 12% in the six months ended January 31, 2006 compared to the six months ended January 31 2005 largely due to decreased revenue in Japan.

        Segment profits from Asia Pacific decreased $4.2 million in the six months ended January 31, 2006 as compared to the six months ended January 31, 2005. Segment profits from Asia Pacific were 16% of segment revenues in the six months ended January 31, 2005 and 6% in the six months ended January 31, 2006 as a result of lower revenue.

        Revenues from Latin America increased $2.1 million or 13% in the six months ended January 31, 2006 as compared to the prior year period primarily as a result of an increase in service revenue.

        Segment profits from Latin America increased $0.4 million in the six months ended January 31, 2005 to $1.7 million as compared to $1.3 million in the prior year. Segment profits from Latin America were 8% of segment revenues in the six months ended January 31, 2005 versus 9% of segment revenues in the six months ended January 31, 2006 due to lower bad debt expense.

        Sales outside the United States accounted for approximately 60% and 56% of our total revenues for the six months ended January 31, 2005 and 2006, respectively.

License fee revenue

	Six Months Ended January 31,
						Percent Change
	2005	%	2006	%	Increase
	(Dollars in millions)
License fee revenue from core product lines	$92.4	100%	$102.7	94%	$10.3	11%
Effect of fiscal 2006 acquisitions	—	—	6.1	6	6.1	—

License fee revenue	$92.4	100%	$108.8	100%	$16.4	18%

        Total license fee revenues were $92.4 million for the six months ended January 31, 2005 as compared to $108.8 million for the six months ended January 31, 2006, an increase of $16.4 million or 18%. For the six months ended January 31, 2006, $6.1 million of the incremental license fee revenue came from the fiscal 2006 acquisitions. An increase of $10.3 million came from our core product lines, primarily from orders for the SSA ERPLN product and extension products. Excluding the effect of foreign exchange rate differentiations between periods, license fee revenues from core product lines increased 13% in the six months ended January 31, 2006 compared to the prior year period.

Support revenues

	Six Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Support revenues from core product lines	$172.3	100%	$165.9	94%	$(6.4)	(4)%
Effect of fiscal 2006 acquisitions	—	—	10.0	6	10.0	—

Support revenues	$172.3	100%	$175.9	100%	$3.6	2%

        Total support revenues were $172.3 million for the six months ended January 31, 2005 as compared to $175.9 million for the six months ended January 31, 2006, an increase of $3.6 million on 2%. The increase of $10.0 million attributable to the fiscal 2006 acquisitions was partially offset by a reduction of $6.4 million attributable to our core product lines. Lower current year core product revenues resulted from a stronger U.S. dollar in fiscal 2006 and some pricing pressure.

Services and other revenues

	Six Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Services and other revenues from core product lines	$79.8	100%	$75.3	93%	$(4.5)	(6)%
Effect of fiscal 2006 acquisitions	—	—	5.4	7	5.4	—

Support revenues	$79.8	100%	$80.7	100%	$0.9	1%

        Total services and other revenues were $79.8 million for the six months ended January 31, 2005 as compared to $80.7 million for the six months ended January 31, 2006, an increase of $0.9 million or 1%. Services and other revenues attributable to our core product lines were $79.8 million and $75.3 million for the six months ended January 31, 2005 and 2006, respectively, reflecting a decline in hardware revenue this year.

Cost of Revenues

Cost of license fee revenue

	Six Months Ended January 31,
						Percent Change
	2005	%	2006	%	Increase
	(Dollars in millions)
Cost of license fee revenues	$11.4	56%	$16.0	62%	$4.6	40%
Amortization of capitalized software and acquired technology	9.1	44	9.8	38	0.7	7

Cost of license fee revenues	$20.5	100%	$25.8	100%	$5.3	26%

Gross profit percentage on license fee revenues	78%		76%

        Cost of license fee revenues were $20.5 on for the six months ended January 31, 2005 as compared to $25.8 million for the six months ended January 31, 2006, an increase of $5.3 million or 26%. Approximately $1.1 million of the change in capitalized software and acquired technology amortization was due to the impact of the fiscal 2006 acquisitions, partially offset by a decrease in amortization from prior acquisitions. The remaining increase was due a greater mix of third-party products and reseller volume.

Cost of support, services and other revenue

	Six Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Cost of support and services and other revenues from core product lines	$95.7	100%	$95.0	95%	$(0.7)	(1)%
Effect of fiscal 2006 acquisitions	—	—	5.3	5	5.3	—

Cost of support, services and other revenue	$95.7	100%	$100.3	100%	$4.6	5%

Gross profit percentage on total support and services and other revenues	62%		61%

        Cost of support and services and other revenues was $95.7 million for the six months ended January 31, 2005 as compared to $100.3 million for the six months ended January 31, 2006, an increase of $4.6 million or 5%. Approximately $5.3 million of this increase was attributed to the impact of the fiscal 2006 acquisitions.

        The gross profit related to support and services and other revenues decreased from 62% in the six months ended January 31, 2005 to 61% in the six months ended January 31, 2006 primarily as a result of reduced hardware revenues in our core product line discussed above.

Operating Expenses

Total operating expenses

	Six Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Total operating expenses for core product lines	$180.1	91%	$179.2	84%	$(0.9)	—%
Intangible asset amortization, stock compensation expense and in-process research and development	17.5	9	21.4	10	3.9	22%
Effect of fiscal 2006 acquisitions	—	—	13.0	6	13.0	—

Total operating expenses	$197.6	100%	$213.6	100%	$16.0	8%

Operating margin percentage on total revenues	9%		7%

        Total operating expenses were $197.6 million for the six months ended January 31, 2005 as compared to $213.6 million for the six months ended January 31, 2006, an increase of $16.0 million or 8%. Approximately $13.0 million of this increase resulted from increased operating expenses from our fiscal 2006 acquisitions. Included in operating expenses for the six months ended January 31, 2005 were approximately $12.8 million of amortization expense associated with acquisitions compared to $13.8 million for the six months ended January 31, 2006 and $4.7 million of non-cash stock compensation expense compared to $5.9 million in the six months ended January 31, 2006. The increase in non-cash stock compensation expense reflects the adoption of SFAS 123(R). Total operating expenses for the six months ended January 31, 2006 also included a $1.7 million in-process research and development charge related to the Epiphany acquisition. Core operating expenses, excluding intangible asset amortization, stock compensation expense and in-process research and development and the impact of the fiscal 2006 acquisitions, were comparable between periods.

Sales and marketing expenses

	Six Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Sales and marketing expenses for core
product lines	$89.3	98%	$87.8	92%	$(1.5)	2%
Non-cash stock compensation	1.6	2	2.5	3	0.9	56
Effect of fiscal 2006 acquisitions	—	—	5.3	5	5.3	—

Total sales and marketing expenses	$90.9	100%	$95.6	100%	$4.7	5%

        Total sales and marketing expenses were $90.9 million for the six months ended January 31, 2005 as compared to $95.6 million for the six months ended January 31, 2006, an increase of $4.7 million or 5%. For the six months ended January 31, 2006, approximately $5.3 million of incremental expense was due to the fiscal 2006 acquisitions. Core product line costs decreased as a result of lower spending on marketing partially offset by investments made in our sales force.

Research and development expenses

	Six Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Research and development expenses for core product lines	$49.8	100%	$48.9	88%	$(0.9)	(2)%
In-process research and development	—	—	1.7	3	1.7	—
Effect of fiscal 2006 acquisitions	—	—	5.0	9	5.0	—

Total research and development expenses	$49.8	100%	$55.6	100%	$5.8	12%

        Total research and development expenses were $49.8 million for the six months ended January 31, 2005 as compared to $55.6 million for the six months ended January 31, 2006, an increase of $5.8 million or 12%. For the six months ended January 31, 2006, research and development expenses increased $5.0 million due to the fiscal 2006 acquisitions and $1.7 million related to an in-process research and development charge in connection with the Epiphany acquisition.

General and administrative expenses

	Six Months Ended January 31,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
General and administrative expenses for core product lines	$42.6	93%	$37.7	87%	$(4.9)	(12)%
Non-cash stock compensation	3.0	7	2.8	7	(0.2)	(7)
Effect of fiscal 2006 acquisitions	—	—	2.7	6	2.7	—

Total general and administrative expenses	$45.6	100%	$43.2	100%	$(2.4)	(5)%

        Total general and administrative expenses were $45.6 million for the six months ended January 31, 2005 as compared to $43.2 million for the six months ended January 31, 2006, a decrease of $2.4 million or 5%. General and administrative expenses declined by $4.9 million for core product lines due to lower bad debt expense and infrastructure costs. This decrease was partially offset by a $2.7 million increase in expense attributable to the fiscal 2006 acquisitions.

Restructuring changes (benefits)

        Restructuring charges (benefits) were a benefit of $1.5 million for the six months ended January 31, 2005 and a charge of $5.4 million for the six months ended January 31, 2006. See note K to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Other Income (Expense)

        Interest expense.    Interest expense—related parties was $8.0 million for the six months ended January 31, 2005 and $1.5 million for the six months ended January 31, 2006, a decrease of $6.5 million, reflecting the repayment of $81.2 million of related-party debt with proceeds from our initial public offering in June 2005 and the repayment in September 2005, of the remaining $151.8 million of related-party debt with the proceeds of the new $200.0 million senior secured term credit facility. The loss on the early retirement of related-party debt resulted in non-cash, non-operating charge of approximately $3.3 million of unamortized financing fees.

        Other income (expense).    We recorded income of $1.2 million and expense of $2.1 million in the six months ended January 31, 2005 and 2006, respectively, reflecting net foreign exchange gains and losses in the periods. The net foreign exchange gain and loss in each period reflected the impact of exchange rates movements on intercompany balances between our subsidiaries.

        Provision for income tax expense.    The provision for income tax was $9.6 million and $7.8 million in the six months ended January 31, 2005 and 2006, respectively. The effective tax rate was approximately 40% and 51% for the six months ended January 31, 2005 and 2006, respectively. The effective rates exceeded the U.S. statutory rate of 34% in both periods due to state income taxes, income tax rate differences in foreign countries and losses in entities where tax net operating losses already have a full valuation allowance. The effective tax rate for the six months ended January 31, 2006 was also increased by the $1.7 million in-process research and development charge related to Epiphany, which is not tax deductible.

Earnings (Loss) per Share

	Six Months Ended January 31,
	2005	2006
Earnings (loss) per common share
Basic	$(9.91)	$0.11
Diluted	(9.91)	0.10
Earnings per preferred share
Basic and diluted	$20.60	$—

        See the discussion of our earnings (loss) per share calculation and components included in the discussion of the three months ended January 31, 2005 and 2006.

Liquidity and Capital Resources

        Our principal sources of liquidity and capital resources historically have been funds derived from operations, borrowings pursuant to promissory notes, the issuance of convertible preferred stock, the issuance of common stock in our initial public offering and the credit facility we entered into in September 2005. The proceeds from our initial public offering were largely used to pay down our existing debt. We intend to fund future operating capital needs through cash on hand, future operating cash flows, and potential debt or equity financings in the future. In September 2005, we entered into a $225.0 million senior secured credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and Citicorp USA, Inc., as syndication agent, including a $200.0 million term facility and a $25.0 million revolving credit facility. Proceeds from the term facility were used to refinance approximately $154.7 million of senior unsecured related party indebtedness (approximately $151.8 million of principal plus accrued interest) and to fund the Epiphany acquisition. As of January 31, 2006, there was $199.0 million outstanding under the term credit facility and no amounts were outstanding under the revolving facility.

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

        Days sales outstanding, or DSOs, in accounts receivable were 97 days as of January 31, 2005 and 89 days as of January 31, 2006. DSOs are calculated based on net accounts receivable divided by average daily revenue for the quarters ended January 31, 2005 and 2006, excluding the impact of acquisitions consummated during the respective quarter. The decrease in DSOs as compared to January 31, 2005 was largely related to favorable collection trends. There were not any significant changes in payment terms or credit policies in the twelve months ended January 31, 2006. Our DSOs tend to be highest in our second quarter ending January 31 and lowest in the quarters ending July 31 and October 31 due to seasonality of support renewal billings.

        As of July 31, 2005, we had net operating loss carryforwards, or NOLs, that could offset approximately $276.0 million of future taxable income for U.S. federal income tax purposes. The utilization of $244.0 million of these tax losses, however, is restricted under Section 382 of the Internal Revenue Code to the extent they relate to acquired businesses, with an annual limit of $9.2 million available for use. Under Section 382, if an ownership change occurs, such as an acquisition, the ability to utilize NOLs may be subject to restriction. In addition, we had NOLs of approximately $505.0 million at July 31, 2005 million that would enable us to offset future taxable income of our foreign subsidiaries. Approximately $368.4 million of these foreign NOLs expire at various dates through 2013. We estimate we will pay cash taxes totaling between approximately $3.0 million and $4.0 million related to federal, state and foreign income taxes in fiscal 2006. As a result of the Epiphany acquisition, our NOLs for U.S. federal income taxes and foreign income taxes increased by approximately $295.0 million and $51.0 million, respectively. The utilization of the U.S. NOLs will be limited to approximately $100.0 million, with an annual limit of $5.0 million under Section 382 of the Internal Revenue Code.

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

        During the six months ended January 31, 2006, our cash flows provided by operations were $41.0 million compared to $20.2 million during the six months ended January 31, 2005. The primary driver of this change was working capital changes in the six months ended January 31, 2006 associated with support revenue renewal cycles and DSO improvements.

  Investing and Financing Activities.

        The following narrative summarizes our historical investing and financing activities for each period presented.

        Investing activities resulted in cash outflows totaling $3.7 million and $116.3 million for the six months ended January 31, 2005 and 2006, respectively. Investing activities for the six months ended January 31, 2005 included cash outflows of $4.7 million for capital expenditures and capitalized software development costs, while investing activities for the six months ended January 31, 2006 included $109.6 million (net of cash acquired) for the Epiphany and Boniva acquisitions and $6.7 million for capital expenditures and capitalized software development costs.

        Financing activities resulted in net cash outflows of $26.7 million and net cash inflows of $44.1 million for six months ended January 31, 2005 and 2006, respectively. Financing cash outflows for the six months ended January 31, 2005 included $25.0 million for a cash dividend paid to preferred stockholders and scheduled payments of $1.7 million under promissory notes and other debt payments. Financing cash inflows for the six months ended January 31, 2006 included $200.0 million of proceeds from the senior secured term credit facility of which $151.8 million of these proceeds were used to repay existing related-party debt plus accrued interest. Other financing cash flows for the six months ended January 31, 2006 netted a cash outflow of $4.1 million, including outflows of $1.9 million of stock issuance costs related to our initial public offering paid in this period, $4.4 million in debt principal payments and $3.3 million of debt financing costs related to the new senior secured term credit facility. Financing cash inflows included $3.3 million of proceeds from the exercise of stock options and $2.2 million from the release of restricted cash balances.

  Debt and Credit Sources

        On September 22, 2005, we entered into a senior secured credit agreement, which is referred to as the credit agreement, with a syndicate of financial institutions in which JPMorgan Chase Bank, N.A., was administrative agent, and Citicorp USA, Inc., was syndication agent. Pursuant to the credit agreement, the lenders made a $200.0 million term loan, maturing September 22, 2011, or the term facility, and a five-year revolving credit facility of up to $25.0 million, or the revolving facility. The revolving facility is available for loans and for letters of credit to support payment obligations incurred in the ordinary course of business. Proceeds of the term facility were used to repay all related-party debt of approximately $151.8 million of principal and accrued interest, with the remainder used to pay fees related to the financing and to partially fund the Epiphany acquisition. The term facility and the revolving facility are collateralized by substantially all of our assets and the assets of our domestic subsidiaries and guaranteed by all of our domestic subsidiaries. We were in compliance with all debt covenants at January 31, 2006. As of January 31, 2006, $199.0 million was outstanding under the term facility. See note F for discussion of the debt financing, including discussion of debt convents and guarantees.

        On June 4, 2004, in connection with the Arzoon acquisition, we issued subordinated convertible notes in the aggregate principal amount of $12.0 million to Arzoon and certain of its investors. The interest rate on the notes is 5% per annum, payable quarterly in arrears on the first day of each calendar quarter, until maturity, conversion or repayment. The maturity date on the promissory notes is

June 4, 2007. Upon a change of control of our company where our successor is a publicly traded company or the initial public offering of our successor company if it is a privately-held company when it acquires us, each noteholder has the right to convert any portion of the amount then outstanding on such note into shares of our common stock at a conversion price of $19.64 per share, subject to an anti-dilution adjustment. As of January 31, 2006, we had an aggregate of $12.0 million principal outstanding on the notes.

        As of January 31, 2005, we had $7.3 million in outstanding letters of credit and surety bonds, which are collateralized. The pledged collateral is reflected on our balance sheet as restricted cash. The letters of credit for long-term commitments, such as facilities leases, renew annually and at reduced levels through 2016.

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

  Contractual Obligations

        We lease office facilities under operating leases, which generally require us to pay operating costs, including property taxes, insurance and maintenance. We also lease certain computer equipment under noncancelable operating leases. Rent expense under such leases aggregated $5.5 million and $4.5 million for the three months ended January 31, 2005 and 2006, respectively, and $10.6 million and $9.0 million for the six months ended January 31, 2005 and 2006, respectively.

        On November 1, 2005, we entered into an interest rate swap with JPMorgan Chase, N.A. effective December 28, 2005 whereby we fixed our base interest rate at 4.90% (before contractual margin of 2.00%) on $150.0 million of variable rate debt (based on the London interbank offered rate, or LIBO rate, plus a contractual margin) for three years. The interest expense on the unhedged portion of the debt will fluctuate based on the LIBO rate in accordance with the credit agreement. For purposes of reflecting contractual interest commitments on this table, interest was computed using the interest rate of 6.90% in effect under the interest rate swap on the term credit facility until December 28, 2008 on both the hedged and unhedged portions of the outstanding debt, as well as for the period subsequent to December 28, 2008. This rate was used since it is the most objective rate available at the time of this filing.

	Payments Due by Period
	Less than one year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Contractual Obligations:
Promissory notes	$1.7	$2.4	$0.5	$—	$4.6
Subordinated convertible notes	0.6	12.2	—	—	12.8
Senior secured term credit facility	16.0	31.4	124.2	98.8	270.4
Equipment financing	1.0	1.7	—	—	2.7
Capital lease obligations	0.1	—	—	—	0.1
Operating leases	19.0	28.8	17.5	29.2	94.5

Total	$38.4	$76.5	$142.2	$128.0	$385.1

        Other commercial commitments as of January 31, 2006 include the following:

	Payments Due by Period
	Less than one year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Other Commercial Commitments:
Standby letters of credit	$0.9	$0.8	$—	$3.3	$5.0
Surety bond	2.2	0.1	—	—	2.3
Purchase commitments	3.9	0.8	—	—	4.7

Total	$7.0	$1.7	$—	$3.3	$12.0

        The Company's purchase commitments represent long-term minimum usage obligations under telecommunications arrangements.

Capital Expenditures

        Our capital expenditures were $3.4 million and $2.8 million for the six months ended January 31, 2005 and 2006, respectively. Our capital expenditures have been minimal due to the reuse of computers and networking equipment obtained through our acquisitions and due to our leasing of equipment under operating leases. For the remainder of fiscal 2006, we expect our capital expenditures and capitalized software to be approximately $11.5 million as we replace and invest in computer hardware and invest in our products.

Recently Issued Accounting Pronouncements

SFAS 123(R)

        On December 16, 2004, the FASB issued SFAS 123(R). This statement is a revision of FASB 123, "Accounting for Stock Based Compensation," as amended, supersedes APB 25, "Accounting for Stock Issued to Employees" and its related implementation guidance and amends SFAS 95, "Statement of Cash Flows." SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. We will adopt SFAS 123(R) effective August 1, 2005, using a modified prospective transition method. This method will require that we record compensation expense for all awards granted after the required effective date and for the unvested portion of awards granted between June 4, 2004 and July 31, 2005 that were outstanding at the date of adoption, in addition to the stock-based compensation to be recorded for options granted with exercise prices below fair value.

        We expect the following impacts for stock options outstanding as of January 31, 2006 after estimating the impact of forfeitures over the requisite service periods:

Estimated Stock-Based Compensation Expense (in millions)
Fiscal year ending July 31, 2006	$13.2	*
Fiscal year ending July 31, 2007	9.4
Fiscal year ending July 31, 2008	7.6
Fiscal year ending July 31, 2009	4.8
Fiscal year ending July 31, 2010	0.2

Total estimated stock-based compensation expense over the requisite service period	$35.2

*
This amount includes $6.5 million of stock-based compensation expense recorded in the six months ended January 31, 2006.

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

        FSP SFAS 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes' for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004," clarifies that the tax deduction for domestic manufacturers under the Act should be accounted for as a special deduction in accordance with SFAS 109, "Accounting for Income Taxes." We currently are evaluating the impact, if any, of FSP-109-1 on our consolidated financial statements.

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

SFAS No. 154

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30," or SFAS 154. SFAS 154 replaces APB Opinion No. 20, "Accounting Changes,"and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for, and reporting of, a change in accounting principles. SFAS 154 applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Additionally, SFAS 154 requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a "restatement." The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of fiscal 2007 beginning on August 1, 2006. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on its consolidated financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        We are exposed to interest rate risk and foreign currency risks, as described below. We do not use derivative financial instruments to hedge our foreign currency exchange rate risks or for speculative investment purposes.

        Interest Rate Risk.    On September 22, 2005, we repaid approximately $151.8 million of related-party indebtedness with borrowings under a new $200.0 million senior secured term credit facility available from a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and Citicorp USA, Inc., as syndication agent, as well as a $25.0 million revolving credit facility. These new credit facilities provide for a floating interest rate. See note F for discussion of the interest rates applicable under the facilities.

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

        The weighted-average yield on interest-bearing investments held as of July 31, 2005 and January 31, 2006 was approximately 2.45% and 3.03%, respectively. Based on our investment holdings at January 31, 2006, a 100 basis point decline in the average yield would reduce our annual interest income by approximately $1.4 million.

        The United States Federal Reserve Board, or Federal Reserve, influences the general market rates of interest. The federal funds rate was raised to 4.50% on January 31, 2006. A future interest rate increase of 1.0% could result in increased annual interest expense of approximately $2.0 million.

        On November 1, 2005, we entered into an interest rate swap with JPMorgan Chase, N.A. effective December 28, 2005 whereby we fixed our base interest rate at 4.90% plus contractual margin of 2.00% (6.90%) on $150.0 million of our variable rate term debt (based on the London interbank offered rate, or LIBO rate, plus a contractual margin) for three years. The interest expense on the unhedged portion of the debt will fluctuate based on the LIBO rate plus the applicable contractual margin in accordance with the credit agreement. The market rate of interest effective December 28, 2005 was 4.52% plus the contractual margin of 2% for a total interest rate of 6.52%. Interest expense on $150.0 million of indebtedness is recorded at the 6.90% fixed rate set by the interest rate swap agreement. A future interest rate increase of 1.0% could result in increased annual interest expense on the unhedged portion of the debt of approximately $0.5 million.

        Foreign Currency Risk.    As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the six months ended January 31, 2006, approximately 56% of our total revenues and also 54% of our cost of revenues and operating expenses were denominated in foreign currencies. The following table shows the approximate split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure for Six Months Ended January 31, 2006
	Euro	UK Pound	Japanese Yen	Other	Total Exposure
Total revenues (six months ended January 31, 2006)	42%	19%	6%	33%	100%
Total cost of revenues and operating expenses (six months ended January 31, 2006)	42%	18%	6%	34%	100%

        For fiscal 2005, approximately 58% of our total revenues and 55% of our cost of revenues and operating expenses were denominated in foreign currencies.

        Foreign currency transaction gains and losses are recognized in the results of operations based on the difference between the foreign exchange rates on the transaction date and on the settlement date. There was a net foreign exchange gain of $0.3 million in the three months ended January 31, 2005 and a net foreign exchange loss of $0.3 million in the three months ended January 31, 2006. There was a net foreign exchange gain of $1.2 million in the six months ended January 31, 2005 and a net foreign exchange loss of $2.2 million in the six months ended January 31, 2006.These foreign currency exchange gains and losses are included in the statements of operations in "other income (expense)."

Item 4.    Controls and Procedures

        The Company maintains disclosure controls and procedures that have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the general rules and regulations promulgated under the Securities Exchange Act of 1934:

  •
  is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and

  •
  is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company established a Disclosure Committee in September 2004 that assists the Company's Chief Executive Officer and Chief Financial Officer with the quarterly evaluation of the design and operation of disclosure controls and procedures and that is responsible for accumulating potentially material information regarding its activities and considering the materiality of this information. The Disclosure Committee (or a subcommittee) is also responsible for making recommendations regarding disclosure and communicating this information to the Company's Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. The Company's Disclosure Committee is comprised of a senior legal official, corporate controller, director of investor relations, chief information officer, Company senior director of internal audit, treasurer and financial planning officer and certain other members of the Company's finance department.

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

Part II—Other Information

Item 1.    Legal Proceedings

        We and certain of our subsidiaries are party to certain labor, product liability and intellectual property infringement claims and litigation. With respect to acquired companies, substantially all of such litigation and claims were commenced prior to acquisition. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", or SFAS 5, we had accrued $14.5 million as of January 31, 2006 for the litigation and related legal fees where we believe a loss is probable and reasonably estimable. We believe we have good defenses in connection with many of these claims and intend to vigorously contest such claims or seek to reach settlements to the extent appropriate.

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

        In February 2005 New York University, or NYU, filed a complaint against Epiphany, Inc. in the United States District Court in the Southern District of New York, and, the complaint was served on Epiphany in May 2005, after discussions between the parties failed to resolve the matter. After its acquisition of Epiphany, SSA Global Technologies, Inc. was added as a defendant in the lawsuit. The complaint alleges patent infringement of U.S. Patent Number 6,236,978. By its complaint, NYU seeks a permanent injunction against acts of infringement, unspecified damages, attorneys' fees, interest and costs. Although we are still evaluating the claims alleged by NYU, we believe we have meritorious defenses against such claims and demands and intend to vigorously contest them.

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

Item 1A.        RISK FACTORS

        An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this quarterly report on Form 10-Q including our consolidated financial statements and the notes thereto. The following risks and uncertainties may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business and results of operations. If any of the events or developments described below actually occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline.

Risks Relating to Our Business and Our Future Results

        Our historical operating results are of limited use in evaluating our historical performance and future prospects because we used the purchase method of accounting for all of our acquisitions, including the acquisitions we made during fiscal 2003, 2004 and 2006 acquisitions.

        Our acquisitions make evaluating our business and our future financial prospects difficult. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by companies that frequently acquire new businesses.

        During fiscal 2003, 2004 and 2006, we completed a number of acquisitions, consisting of the acquisitions of Infinium, Ironside, Baan, Elevon, EXE, Arzoon, Marcam, Boniva, Epiphany and Provia. We refer to our acquisitions of Infinium, Ironside, Baan and Elevon collectively as the "fiscal 2003 acquisitions." We refer to our acquisitions of EXE, Arzoon and Marcam collectively as the "fiscal 2004 acquisitions." We refer to our acquisitions of Boniva, Epiphany and Provia collectively as the "fiscal 2006 acquisitions." Together, we refer to these acquisitions as the "fiscal 2003, 2004 and 2006 acquisitions." We used the purchase method of accounting for each of these acquisitions. Therefore, the operating results of each of the acquired businesses for which we used the purchase method of accounting are included in our financial statements only from the date of its acquisition and, as a result, our historical operating results may be of limited relevance in evaluating the financial performance of our company as it now exists and may not be indicative of our future operating results. Our historical consolidated financial statements included herein may not be indicative of our future operating results, financial performance or financial position. Approximately $409.5 million, or 64%, of our total revenues of $636.5 million for fiscal 2004 came from our fiscal 2003 and 2004 acquisitions. Approximately $100.7 million, or 14%, of our total revenues of $711.8 million for fiscal 2005 came from the fiscal 2004 acquisitions and approximately $21.5 million, or 6%, of our total revenues of $365.4 million for the six months ended January 31, 2006 came from the fiscal 2006 acquisitions.

        Our strategy of supplementing our growth through selective acquisitions presents risks.

        Part of our growth strategy includes evaluating and selectively pursuing acquisitions. Our future success will depend in part on our ability to effectively integrate businesses that we may acquire in the future. We expect to face significant challenges in consolidating functions and integrating procedures, personnel, product lines, technologies and operations in a timely and efficient manner, and the integration process may require significant attention from management and devotion of resources. For example, in fiscal 2004 our operating expenses included $16.8 million of acquisition integration and other transition costs principally attributable to Baan, including approximately $10.0 million in incremental auditor and consulting fees from the compilation of records and audit of Baan's pre-acquisition financial results, which required substantial personnel resources and took nine months to complete. These amounts were included in our general and administrative costs in fiscal 2004.

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

        Even if we are able to integrate any businesses acquired in the future with our operations successfully, we cannot assure you that we will realize the cost savings, synergies or revenue enhancements that we anticipate from such integration or that we will realize such benefits within the time frame that we currently expect or will expect. Realizing these benefits may be difficult because historically most of the companies we have acquired have been in poor financial condition or even close to bankruptcy. Our ability to realize anticipated cost savings, synergies or revenue enhancements may be affected by the timing and efficiency with which we can consolidate operations, reduce overlapping personnel while avoiding labor disputes and integrate acquired technology with our existing technology, all of which are difficult to predict. In addition, our cost savings may be reduced by unexpected costs in connection with our integration efforts or a slowdown in the collection of accounts receivable, operating losses or costs associated with lawsuits brought against us related to acquired businesses. For example, the compilation of records and audit of Baan's pre-acquisition financial results resulted in approximately $10.0 million in incremental auditor and consulting fees. These amounts were included in our general and administrative costs in fiscal 2004.

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

        The accounting profession continues to discuss certain provisions of relevant accounting literature with the objective of providing additional guidance on potential interpretations related to software revenue recognition and so-called multiple element arrangements in which a single contract includes a software license, a maintenance services agreement and/or other elements that are bundled together in a total offering to the customer. These discussions and the issuance of interpretations, once finalized, could lead to unanticipated changes in our current revenue accounting practices, which could change the timing of revenue recognition. In addition, companies we acquire may have historically interpreted software revenue recognition rules differently than we do or may not have been subject to generally accepted accounting principles, or GAAP, in the United States of America, as a result of reporting under local GAAP in a foreign country. If we discover that companies we have acquired have interpreted and applied software revenue recognition rules differently than prescribed by U.S. GAAP, we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of the acquired companies' financial statements. In addition, our reputation may be harmed if such a restatement is required.

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

        Due to the typical purchasing patterns of customers of enterprise software, revenues, cash flows and results of operations for companies in the software industry are volatile, difficult to predict and often fluctuate from quarter to quarter. These fluctuations can materially and adversely affect our business, financial position, results of operations and cash flows. We typically close a significant number of software license transactions during the last two weeks of each fiscal quarter. Our license revenues in any quarter depend substantially upon the number and size of contracts signed and our ability to recognize the associated revenues under our revenue recognition policy. While our forecast estimates may provide us with guidance in business planning and budgeting, these forecast estimates are speculative and may not consistently correlate to actual revenues and cash flow in a particular quarter or over a longer period of time. If we do not accurately forecast our contracting activity, we may improperly plan or budget, and our business, financial position, results of operations and cash flows could be materially and adversely affected.

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

        The market for our software products is characterized by technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The market for business application software has been and continues to be intensely competitive, which requires that we continually improve our existing products and create new products while at the same time controlling our costs. For example, the successful implementation of our business plan will depend significantly upon the market success of our recently introduced software products SSA ERPLN and SSA ERPLX. In addition, as a result of our acquisitions, we have acquired many diverse brands and products with different underlying technology and programming which require significant expense to improve and support on an ongoing basis. Our future success will depend in part upon our ability to:

  •
  converge our product offerings and migrate the technology and programming underlying our diverse products into unified standards;

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

        Developing and localizing software is expensive, and the investment in product development may involve a long payback cycle. In fiscal 2004 and 2005, our research and development expenses were $95.2 million and $102.8 million, respectively, or approximately 15% and 14% of our total revenues in fiscal 2004 and 2005, respectively. In the six months ended January 31, 2005 and 2006, our research and development expenses were $49.8 million and $55.6 million, respectively, or approximately 14% of our total revenue in the six months ended January 31, 2005 and 15% in the six months ended January 31, 2006. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, future revenues from these investments are not fully predictable.

        Our management and auditors identified four significant deficiencies in our internal controls that, in aggregate, constituted a material weakness in the design and operation of our internal controls as of July 31, 2004, which, if not properly remediated could result in material misstatements in our financial statements in future periods.

        Our independent auditors, Grant Thornton LLP, issued a letter to the Audit Committee of our Board of Directors, or the Board, in which they identified certain matters that they consider to constitute a material weakness in the design and operation of our internal controls as of July 31, 2004. A material weakness is defined by the Public Company Accounting Oversight Board (United States) as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

        Our auditors based their material weakness determination on four identified significant deficiencies:

  •
  Our sales representatives did not provide to our accounting personnel all contract documentation in connection with several customer arrangements in Japan entered into during fiscal 2001, 2002 and 2003 which led to the incorrect recording of revenue in those periods. The impact on our statement of operations was a reduction of license fees revenues of $0.7 million in fiscal 2001, $1.1 million in fiscal 2002 and $0.8 million in fiscal 2003, a decrease in income before income taxes of $0.7 million in fiscal 2001 and $1.1 million in fiscal 2002, and an increase in income before income taxes of $0.4 million in fiscal 2003.

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

        In light of the significant deficiencies noted in Japan and Mexico and the aggregation of significant deficiencies constituting a material weakness, we have instituted control improvements that we believe reduce the likelihood of similar revenue recognition errors to less than remote or to an inconsequential amount in the specific areas of the world that are judged to be most vulnerable. In addition, we have added further controls over contract review associated with revenue recognition and allowance for doubtful accounts judgments. These control improvements include:

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

  •
  Independent review of revenue recognition for software license agreements of $75,000 or greater in Latin America will be performed by qualified personnel in our North American accounting department.

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

        We implemented these corrective actions in February 2005. If the remedial policies and procedures we have implemented are insufficient to address the four significant deficiencies that, in aggregate, constituted a material weakness as of July 31, 2004, or if additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be harmed. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002, which will become applicable to us beginning with the required filing of our Annual Report on Form 10-K for fiscal 2006 in October 2006. External costs associated with Sarbanes-Oxley Section 404 readiness were $1.2 million in fiscal 2004 and $2.6 million in fiscal 2005. For fiscal 2006, we estimate external costs associated with Sarbanes-Oxley Section 404 compliance of approximately $2.0 million. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. During the remainder of fiscal 2005 and the six months ended January 31, 2006, we did not identify any further material weaknesses in internal controls. Although we believe we have addressed our material weakness in internal controls with the remedial measures we have implemented, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.

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

        The market for enterprise software applications has been and continues to be intensely competitive. We compete with a variety of software vendors, some of whom are active across the entire range of ERP products and services and others who are only active in niche segments, including vendors in the manufacturing, customer relationship management, corporate performance management, product lifecycle management, supplier relationship and supply chain management application market segments, and providers of human resource, financial management and ERP software products. In addition, companies that have historically focused primarily on selling their software products to businesses that are either smaller or larger than those which we primarily target have increasingly begun to target mid-market companies, which we define as companies with revenues ranging from $100.0 million to $1.0 billion. Some of these companies may develop (or may have already developed) an overall concept or individual product offering which may be perceived to be as good as or better than our product offerings. Some of our competitors have advantages over us due to their significant worldwide presence, longer operating and product development history, larger installed customer base, and substantially greater financial, technical and marketing resources. In addition, we believe that competition will increase as a result of industry consolidation. Accordingly, it is likely that new competitors or alliances among competitors will emerge and may rapidly move to gain significant market share.

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

        Downturns in general economic and market conditions and reductions in IT budgets cause decreases in demand for our software and related services which could negatively affect our revenues, cash flows and results of operations.

        Our revenues, cash flows and results of operations depend on the overall demand for our products, software and related services. Economic downturns in one or more of the countries in which we do business have resulted in reductions in the information technology, or IT, budgets for some portion of our customers. At times, such reductions have resulted in delays or cancellations of customer purchases. Future delays or cancellations could have a material adverse effect on our business, financial position, results of operations and cash flows. Prolonged economic slowdowns may result in customers requiring us to renegotiate existing contracts on less advantageous terms than those currently in place or default on payments due on existing contracts. In particular, our business, financial position, results of operations and cash flows may be significantly adversely affected by a prolonged economic slowdown in the North American market or the EMEA market because we derive a substantial portion of our revenues from software licenses and services in those markets.

        We are exposed to political, economic and other risks that arise from operating a multinational business.

        Our acquisitions, in particular the acquisition of Baan, have increased the size and scope of our international operations. For fiscal 2004 and 2005, approximately 60% and 59%, respectively, of our total revenues were derived from sources outside the United States. For the six months ended January 31, 2005 and 2006, approximately 60% and 56%, respectively, of our total revenues were derived from sources outside the United States. We currently have operations throughout EMEA, Asia, Latin America, Australia and Canada. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries.

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

        In particular, we conduct our business and incur costs in the local currency of most countries where we operate. Since our consolidated financial statements are denominated in United States dollars, changes in currency exchange rates between the United States dollar and local currencies and, to the extent applicable, between local currencies and the currencies in which revenues are generated and expenses are incurred, have had, and will continue to have, an impact on our business, financial position, results of operations and cash flows. For fiscal 2005, approximately 58% of our total revenues and 55% of our total cost of revenues and operating expenses were denominated in foreign currencies. For fiscal 2004, approximately 60% of our total revenues and 54% of our total cost of revenues and operating expenses were denominated in foreign currencies. For the six months ended January 31, 2005 and 2006, approximately 56% of our total revenues and 54% of our cost of revenues and operating expenses were denominated in foreign currencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure about Market Risk."

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

        Due to the competitive employment nature of the software industry, there is a risk that we will not be able to retain or replace these key employees. Most of our current key employees are subject to employment agreements, option agreements or conditions that contain post employment non-competition provisions. However, enforcement of restrictions on subsequent employment may not be enforced by courts of law. In addition, these agreements permit the employees to terminate their employment on relatively short notice.

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

        Some of our employees outside the United States are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such favorable employment rights require us to expend greater time and expense in making changes to employees' terms of employment or making staff reductions. For example, as of January 31, 2006, we had 629 employees in Germany and the Netherlands, or approximately 17% of our total workforce, represented by workers' councils which must approve any changes in conditions of employment, including salaries and benefits. Of these employees, 273 were engaged in research and development activities, 113 in sales and marketing activities, 172 in customer support and services activities and 71 in general and administrative activities. While we believe that our relations with our employees are satisfactory, a significant dispute with our employees could have a material adverse effect on our business, financial position, results of operations and cash flows.

        Our indebtedness and future indebtedness could adversely affect our financial health, limit our cash flow available to invest in the ongoing needs of our business, limit our operating flexibility and adversely affect the price of our common stock.

        As of January 31, 2006, we had approximately $216.4 million of indebtedness outstanding, before the offset for unamortized financing fees, while our cash and cash equivalents totaled $136.0 million on that date.

        Our indebtedness could have significant consequences, including the following:

  •
  make it more difficult for us to satisfy our financial and payment obligations, or to refinance maturing indebtedness;

  •
  make us more vulnerable to a downturn in the economy or our business;

  •
  limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general corporate purposes;

  •
  consume a significant portion of our cash flow from operations to the payment of debt service costs, which would reduce the funds available to us for our operations;

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

Risks Related to Our Common Stock

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

        Affiliates of Cerberus Capital Management, L.P., or Cerberus, and General Atlantic LLC, or General Atlantic, control us and may have conflicts of interest with other stockholders in the future.

        As of January 31, 2006, Cerberus and General Atlantic, or our controlling stockholders, collectively own 85.0% of our common stock. As a result, our controlling stockholders continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Our controlling stockholders also have sufficient voting power to amend our organization documents. We cannot assure you that the interests of our controlling stockholders will coincide with the interests of other holders of our common stock. For example, our controlling stockholders could cause us to make acquisitions that increase the amount of our indebtedness or sell revenue-generating assets. Additionally, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisitions opportunities may not be available to us. So long as our controlling stockholders continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

        We are a controlled company within the meaning of Nasdaq rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

        Cerberus and General Atlantic control a majority of our outstanding common stock. As a result, we are a controlled company within the meaning of the rules governing companies with stock quoted on The Nasdaq National Market. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a controlled company and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. Since the consummation of our initial public offering we have utilized these exemptions. Our Board does not have a majority of independent directors, and our nominating and compensation committees do not consist entirely of independent directors. Accordingly, the procedures for approving significant corporate decisions can be determined by directors who have a direct or indirect interest in the matters and you will not have the same protections afforded to stockholders of other companies with stock quoted on The Nasdaq National Market.

        Certain provisions of our charter documents and agreements and Delaware law could discourage, delay or prevent a merger or acquisition at a premium price.

        Our amended and restated certificate of incorporation includes provisions that:

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

        We had 69,358,234 shares of common stock outstanding as of January 31, 2006, of which 58,939,776 shares, or 85.0%, were held by our controlling stockholders. If the controlling stockholders decide to sell all or a substantial portion of their shares or if other sales of a substantial amount of our common stock are affected in the public market, or there is a perception in the public market of such sales, this could decrease the market price of our common stock significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

        We do not intend to pay dividends on our common stock for the foreseeable future, and the instruments governing our indebtedness contains various covenants limiting our ability to pay dividends.

        It is our present intention not to pay dividends on our common stock for the foreseeable future. Our Board may, at its discretion, modify or repeal our dividend policy. Future dividends, if any, with respect to shares of our common stock will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our Board may deem relevant. Accordingly, we cannot assure you that we will pay dividends in the future or at all.

        Instruments governing our indebtedness contain covenants which place limitations on the amount of dividends we may pay.

        In addition, under Delaware law, our Board may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal years.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        There have been no unregistered sales of equity securities in the quarterly period ended January 31, 2006.

Item 6.    Exhibits.

Exhibit Index

Exhibit Number	Description
10.1	General Release and Additional Terms by and between SSA Global Technologies, Inc. and John Walles dated November 4, 2005. (A)
10.2	Form of Amendment to Stock Option Agreement. (B)
10.3	Form of SSA Global Fiscal 2006 Executive Bonus Plan. (B)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(A)
Previously filed on November 4, 2005 as an exhibit to the Registrant's Current Report on Form 8-K.

(B)
Previously filed on December 20, 2005 as an exhibit to the Registrant's Current Report on Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSA GLOBAL TECHNOLOGIES, INC.

Date: March 15, 2006	By:	/s/ MICHAEL GREENOUGH Name: Michael Greenough Title: Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date: March 15, 2006	By:	/s/ STEPHEN P. EARHART Name: Stephen P. Earhart Title: Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number		Description
10.1		General Release and Additional Terms by and between SSA Global Technologies, Inc. and John Walles dated November 4, 2005(A)
10.2		Form of Amendment to Stock Option Agreement.(B)
10.3		Form of SSA Global Fiscal 2006 Executive Bonus Plan.(B)
31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Chief Financial Officer purrsuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(A)
Previously filed on November 4, 2005 as an exhibit to the Registrant's Current Report on Form 8-K.

(B)
Previously filed on December 20, 2005 as an exhibit to the Registrant's Current Report on Form 8-K.

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
SSA Global Technologies, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (in millions) (unaudited)
SSA Global Technologies, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share amounts) (unaudited)
SSA Global Technologies, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
SSA Global Technologies, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) January 31, 2006 and July 31, 2005
CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Exhibit Index
SIGNATURES
Exhibit Index