Form 10-Q
period 2006-04-30
SSA GLOBAL TECHNOLOGIES, INC
filed 2006-06-06
CIK 1205431

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2006
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer (see definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        On May 31, 2006, the registrant had 70,358,867 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SSA Global Technologies, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	April 30, 2006	July 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$140.6	$165.4
Restricted cash	0.6	4.9
Accounts receivable, less allowance for doubtful accounts of $19.2 and $20.2 as of April 30, 2006 and July 31, 2005, respectively	170.2	144.1
Deferred tax assets	19.5	19.9
Prepaid expenses and other current assets	28.9	25.7

Total current assets	359.8	360.0
Restricted cash	3.3	—
Property and equipment, net	19.3	18.3
Capitalized software costs and acquired technology, net	40.1	24.7
Goodwill	400.8	296.3
Customer lists, net	118.6	110.5
Patents and trade names, net	11.0	7.9
Deferred tax assets	—	6.4
Other long-term assets	9.1	6.6

Total assets	$962.0	$830.7

See accompanying notes to condensed consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except par value amounts and number of shares)
(unaudited)

	April 30, 2006	July 31, 2005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4.0	$1.6
Accounts payable and other accrued liabilities	115.2	106.0
Accrued compensation and related benefits	62.1	56.5
Deferred revenue	219.9	183.8
Income taxes payable	3.0	1.8

Total current liabilities	404.2	349.7
Long-term obligations:
Long-term debt-related parties	—	148.4
Long-term debt-credit facility	193.3	—
Long-term debt-other	15.1	12.6
Accrued restructuring	11.4	—
Deferred tax liabilities	0.5	—
Other long-term obligations	7.7	7.1

Total long-term obligations	228.0	168.1
Deferred revenue	33.7	38.5

Total liabilities	665.9	556.3
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.01 par value, 450,000,000 shares authorized at April 30, 2006 and July 31, 2005, respectively, 70,076,829 and 68,034,315 shares issued and outstanding at April 30, 2006 and July 31, 2005, respectively	0.7	0.7
Preferred stock, $0.01 par value, 125,000,000 shares authorized at April 30, 2006 and July 31, 2005, of which 3,000,000 shares were designated as Series A Convertible Preferred Stock; no shares issued and outstanding at April 30, 2006 or July 31, 2005	—	—
Additional paid-in capital	435.5	431.7
Deferred stock compensation	(2.0)	(6.3)
Accumulated deficit	(120.9)	(133.1)
Accumulated other comprehensive loss	(17.2)	(18.6)

Total stockholders' equity	296.1	274.4

Total liabilities and stockholders' equity	$962.0	$830.7

See accompanying notes to condensed consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Revenues:
License fees	$62.3	$52.5	$171.1	$144.9
Support	90.3	86.4	266.2	258.7
Services and other	42.0	41.5	122.7	121.3

Total revenues	194.6	180.4	560.0	524.9
Cost of revenues:
Cost of license fees	15.7	11.1	41.5	31.6
Cost of support, services and other	52.9	49.5	153.2	145.2

Total cost of revenues	68.6	60.6	194.7	176.8

Gross profit	126.0	119.8	365.3	348.1

Operating expenses:
Sales and marketing	50.5	47.2	146.1	138.1
Research and development	27.6	26.7	83.2	76.5
General and administrative	23.1	20.9	66.3	66.5
Amortization of intangible assets	7.2	6.4	21.0	19.2
Restructuring charge (benefit)	3.1	0.1	8.5	(1.4)

Total operating expenses	111.5	101.3	325.1	298.9

Operating income	14.5	18.5	40.2	49.2

Other income (expense):
Interest expense—related parties	—	(4.1)	(1.5)	(12.1)
Interest (expense) income—other	(2.9)	0.2	(6.3)	0.3
Loss on the early extinguishment of debt	—	—	(3.3)	—
Other income (expense)	(1.4)	0.8	(3.5)	2.0

Total other expense	(4.3)	(3.1)	(14.6)	(9.8)

Income before provision for income taxes	10.2	15.4	25.6	39.4
Provision for income taxes	5.6	6.2	13.4	15.8

Net income	4.6	9.2	12.2	23.6
Preferred stock dividends	—	7.9	—	23.3
Preferred stock dividends in excess of stated amount	—	11.1	—	32.5
Cash dividend paid to preferred stockholders	—	—	—	25.0

Net income (loss) to common stockholders	$4.6	$(9.8)	$12.2	$(57.2)

Earnings (loss) per common share:
Basic	$0.07	$(2.05)	$0.18	$(11.95)

Diluted	$0.06	$(2.05)	$0.17	$(11.95)

Basic and diluted earnings per preferred share:
Distributed earnings	$—	$6.33	$—	$26.93
Undistributed earnings	—	—	—	—

	$—	$6.33	$—	$26.93

Pro forma earnings per common share (note E):
Basic	$0.07	$0.16	$0.18	$0.42

Diluted	$0.06	$0.14	$0.17	$0.39

See accompanying notes to condensed consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net income	$12.2	$23.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7.0	5.4
Amortization of intangible assets	21.0	19.2
Amortization of capitalized software costs and acquired technology	14.7	13.1
Amortization of financing fees	0.5	1.0
Non-cash interest—related parties	—	5.0
Provision for doubtful accounts	1.0	4.6
Provision for deferred income taxes	9.9	12.4
Write-off of acquired in-process research and development	1.7	—
Write-off of deferred financing fees	3.3	—
Non-cash stock compensation	10.9	7.3
Other	0.4	0.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9.1)	(9.8)
Prepaid expenses and other current assets	(0.9)	(5.5)
Accounts payable and other accrued liabilities	(8.9)	(23.3)
Accrued compensation and related benefits	(9.8)	4.8
Deferred revenues	5.3	3.4
Income taxes payable	1.2	1.5

Net cash provided by operating activities	60.4	63.3
Cash flows from investing activities:
Acquisitions, net of cash acquired	(129.6)	1.0
Sale of investments	0.5	—
Purchase of property and equipment	(4.4)	(9.3)
Capitalized software costs and acquired technology	(5.1)	(2.4)

Net cash used in investing activities	(138.6)	(10.7)
Cash flows from financing activities:
Borrowings under term credit facility	200.0	—
Payments of debt—related parties	(151.8)	—
Payments under term credit facility	(1.5)	—
Payments of debts—other	(3.9)	(2.3)
Capitalized financing fees	(3.6)	—
Common stock issuance expenses—initial public offering	(1.9)	—
Establishment of restricted cash	—	(3.7)
Release of restricted cash	5.6	0.1
Proceeds from exercise of stock options	5.1	—
Cash dividend paid to preferred stockholders	—	(25.0)

Net cash provided by (used in) financing activities	48.0	(30.9)
Effect of exchange rate changes on cash and cash equivalents	5.4	1.1

Net (decrease) increase in cash and cash equivalents	(24.8)	22.8
Cash and cash equivalents at beginning of period	165.4	106.1

Cash and cash equivalents at end of period	$140.6	$128.9

See accompanying notes to condensed consolidated financial statements.

SSA Global Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

April 30, 2006 and July 31, 2005

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

        The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal recurring adjustments and restructuring charges in each of the periods presented) which are, in the opinion of management, necessary to state fairly the financial position of SSA Global as of April 30, 2006 and its results of operations for the three and nine months ended April 30, 2006 and 2005.

NOTE B—EARNINGS PER SHARE

        Basic and diluted earnings per common share have been computed using the weighted average number of shares of common stock outstanding during the period. Basic and diluted earnings per preferred share have been computed using the weighted average number of shares of preferred stock outstanding during the three and nine months ended April 30, 2005.

        Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding. For the three and nine months ended April 30, 2005, basic earnings per common share included the effect of 4,785,000 common shares issued on February 25, 2004, in connection with an amendment to the Company's Certificate of Incorporation that reclassified each share of outstanding Series A convertible preferred stock into one share of such stock and 1.595 shares of common stock.

        Basic earnings (loss) attributed to common shares include the allocated share of undistributed earnings. The undistributed loss for the three and nine months ended April 30, 2005 was allocated to common stock since, according to the terms of the Company's Certificate of Incorporation, the convertible preferred stock outstanding during that period was not obligated to share in the losses of the Company. No shares of preferred stock were outstanding during the three or nine months ended April 30, 2006.

        Diluted earnings (loss) per common share is based on the combination of basic shares outstanding and potentially dilutive shares. For the three and nine months ended April 30, 2006, potentially dilutive shares consisted of stock options, restricted stock units, subordinated convertible notes and warrants. For the three and nine months ended April 30, 2005, potentially dilutive shares consisted of stock options, subordinated convertible notes, stock appreciation rights, warrants and Series A convertible preferred stock and the accumulated dividends thereon. The Company had outstanding stock options to purchase 10,758,589 and 10,062,507 shares of common stock as of April 30, 2006 and 2005, respectively. The Company had 51,212,683 and 48,983,625 weighted average common shares underlying its Series A convertible preferred stock for the three and nine months ended April 30, 2005, respectively, as converted, including common shares underlying accrued dividends. The convertible preferred shares were converted to common shares upon the completion of the Company's initial public offering ("IPO") in May 2005. The number of weighted average common shares assumes conversion of the Series A convertible preferred stock plus accrued dividends at the beginning of the period presented.

        The Company excludes potentially dilutive securities from its diluted net earnings (loss) per share computation when their effect would be anti-dilutive to earnings (loss) per share amounts. For the three months ended April 30, 2005, 56,068,845 potentially dilutive securities were excluded from the computation of diluted earnings per common share as their effect was anti-dilutive. Of those amounts, 4,117,883 shares related to stock options, 610,998 shares related to subordinated convertible notes, 127,281 shares related to stock appreciation rights and 51,212,683 shares related to Series A convertible preferred stock including common shares underlying accrued dividends thereon. For the nine months ended April 30, 2005, 53,927,505 potentially dilutive securities were excluded from the computation of diluted earnings per common share as their effect was anti-dilutive. Of this amount, 4,205,601 shares related to stock options, 610,998 shares related to subordinated convertible notes, 127,281 shares related to stock appreciation rights and 48,983,625 shares related to Series A convertible preferred stock including common shares underlying accrued dividends thereon. For the three and nine months ended April 30, 2006, 610,998 potentially dilutive securities related to the subordinated convertible notes were excluded from the computation of diluted earnings per common share in the period as their effect was anti-dilutive.

        The following table sets forth the computations of basic and diluted earnings (loss) per common share and preferred share for the three and nine months ended April 30, 2006 and 2005:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(in millions, except share and per share amounts)
Net income	$4.6	$9.2	$12.2	$23.6
Distributed earnings	—	19.0	—	80.8

Undistributed income (loss)	$4.6	$(9.8)	$12.2	$(57.2)

Denominator for basic earnings (loss) per share—weighted average common shares	69,725,154	4,785,000	68,851,047	4,785,000
Effect of potentially dilutive securities—stock option compensation	3,043,225	—	4,541,084	—
Effect of potentially dilutive securities—restricted stock units	12,929	—	5,858
Effect of potentially dilutive securities—warrants	30,473	—	30,531	—

Denominator for diluted earnings (loss) per share—weighted average common shares	72,811,781	4,785,000	73,428,520	4,785,000

Denominator for basic and diluted earnings per share—weighted average preferred shares	—	3,000,000	—	3,000,000

Earnings (loss) per common share
Basic	$0.07	$(2.05)	$0.18	$(11.95)

Diluted	$0.06	$(2.05)	$0.17	$(11.95)

Basic and diluted earnings per preferred share
Distributed earnings	$—	$6.33	$—	$26.93
Undistributed earnings	—	—	—	—

	$—	$6.33	$—	$26.93

NOTE C—STOCK-BASED COMPENSATION

        Effective July 31, 2003, the Company implemented a stock option-based equity incentive plan ("the Plan"). Prior to August 1, 2005, the Company accounted for stock option-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and it complied with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the "modified prospective" transition method. Under the "modified prospective" transition method, the compensation cost recognized for the three and nine months ended April 30, 2006 includes compensation expense for all awards granted after the required effective date and for the unvested portion of awards granted between June 4, 2004, the date that the Company initially filed its Registration Statement on Form S-1 relating to its initial public offering ("IPO") of common stock, and July 31, 2005 that remain outstanding at the date of adoption, in addition to the stock option-based compensation to be recorded for options granted with exercise prices below fair value. Results for prior periods have not been restated.

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

  •
  cash payments totaling $8.5 million, pro-rated in accordance with the individuals' respective option holdings based on the number of options outstanding on December 31, 2005, are to be made in equal installments, within thirty days of the end of each 2006 calendar quarter after the first installment payment made in January 2006; and,

  •
  restricted stock awards of 273,690 units with an aggregate value of $5.0 million were issued in January 2006 and will vest on June 30, 2008 or earlier if employment terminates due to death, disability or if employment is terminated by the Company without cause or by the individual for good reason.

        The repricing of these stock options, cash compensation and restricted stock awards are considered a modification of stock options for accounting purposes. This modification will result in a reduction of stock option expense of approximately $1.0 million over 30 months. The restricted stock awards of $5.0 million will be expensed on a straight-line basis over the vesting period. The remaining cash payments associated with the modification of stock options are recorded as a component of the condensed consolidated balance sheet to the extent they are vested.

        Non-cash stock compensation expense, including stock compensation expense related to restricted stock awards, under the provisions of SFAS 123(R) and APB 25 for the three and nine months ended April 30, 2006 and 2005, respectively, was comprised as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(in millions)
Cost of support, services and other	$1.3	$0.1	$1.9	$0.3
Sales and marketing	1.4	0.9	3.9	2.5
Research and development	0.3	—	0.9	0.1
General and administrative	1.4	1.4	4.2	4.4

Stock compensation expense	$4.4	$2.4	$10.9	$7.3

        The following table illustrates the effect on net income if the Company had applied the fair-value recognition provisions of SFAS 123 to stock option-based compensation for the three and nine months ended April 30, 2005:

	Three Months Ended April 30, 2005	Nine Months Ended April 30, 2005
	(in millions, except share and per share amounts)
Net income, as reported	$9.2	$23.6
Add: Stock option-based employee compensation cost, net of related tax included in net income, as reported	1.5	4.5
Deduct: Total stock option-based compensation expense determined under the fair value based method for all awards, net of taxes	(2.2)	(6.6)

Net income, pro forma	$8.5	$21.5
Distributed earnings	19.0	80.8

Undistributed loss, as reported	$(9.8)	$(57.2)

Undistributed loss, pro forma	$(10.5)	$(59.3)

Basic and diluted loss per common share:
As reported	$(2.05)	$(11.95)

Pro forma	$(2.19)	$(12.39)

Basic and diluted earnings per preferred share:
Distributed earnings, as reported and pro forma	$6.33	$26.93
Undistributed earnings, as reported and pro forma	—	—

	$6.33	$26.93

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

        For purposes of calculating the compensation costs consistent with SFAS 123(R), the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the nine months ended April 30, 2006:

Nine Months Ended April 30, 2006
Expected volatility	73.4%
Expected dividend yield	—%
Expected risk-free interest rate	4.24%
Expected term of options	6 years
Maximum contractual term	10 years
Range of estimated forfeitures	4–10%

        No options were granted during the three and nine months ended April 30, 2005 and the three months ended April 30, 2006.

        The weighted average grant date fair value of options granted during the nine months ended April 30, 2006 were $12.13 per option share.

NOTE D—COMPREHENSIVE INCOME

        The following table summarizes the changes in comprehensive income for the three and nine months ended April 30, 2006 and 2005:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(in millions)
Net income	$4.6	$9.2	$12.2	$23.6
Comprehensive income, net of tax
Foreign currency translation adjustments	(0.1)	(0.3)	0.8	(5.5)
Change in fair value of interest rate swap	1.5	—	1.1	—
Other	—	—	(0.5)	—

Other comprehensive income, net of tax	1.4	(0.3)	1.4	(5.5)

Comprehensive income, net of tax	$6.0	$8.9	$13.6	$18.1

NOTE E—INITIAL PUBLIC OFFERING

        On May 26, 2005, the Company sold 9,000,000 shares of common stock at $11.00 per common share in its initial public offering. The net proceeds of $85.8 million (gross proceeds of $99.0 million less expenses of the offering) were used to repay $81.2 million of the amount owed (excluding accrued and unpaid interest thereon) under the promissory notes issued on July 18, 2003 to Madeleine L.L.C., an affiliate of Cerberus Capital Management, L.P. ("Cerberus") and investment entities affiliated with General Atlantic LLC ("General Atlantic"), in the aggregate principal amount of $130.1 million, which were due on November 15, 2006 and accrued interest at a rate of 1.23% per annum, with the remaining $4.6 million retained for general working capital purposes. On June 16, 2005, the underwriters of the IPO exercised the over-allotment option to purchase 1,350,000 shares of common stock at the IPO price of $11.00 per share. The net proceeds of $13.8 million (gross proceeds of $14.8 million less an underwriting discount of $1.0 million) and the remaining proceeds from the shares sold on May 26, 2005 were used to fund the acquisition of Boniva Software, Inc. ("Boniva") and to fund a portion of the purchase price of the acquisition of Epiphany, Inc. ("Epiphany") on August 1, 2005 and September 29, 2005, respectively.

        The following tables summarize the pro forma effect of the IPO on the consolidated statements of operations for the three and nine months ended April 30, 2005.

        The "Adjustments for the Conversion of Preferred Shares" column reflects the conversion of Series A convertible preferred stock into common stock and the elimination of dividends on preferred stock.

        The "Adjustments for the Debt Modification" column reflects the effects of the modification of the terms of approximately $151.8 million of related-party indebtedness to provide for an interest rate equal to the average three-month London interbank offered rate ("LIBOR") plus 2.75%, a three-year term and a senior unsecured ranking. The adjustments reflect the reduction of interest expense, net of tax, as a result of the modification of related-party debt upon the consummation of the IPO.

        The "Adjustments for the Offering Transactions" column reflects the issuance of common shares in the IPO, exercise of the over-allotment option and the reduction of interest expense, net of tax, related to the use of approximately $81.2 million of the net proceeds to repay certain related-party indebtedness.

	Three Months Ended April 30, 2005
	SSA Global Historical	Adjustments for the Conversion of Preferred Shares	Adjustments for the Debt Modification	Adjustments for the Offering Transactions	Pro Forma Consolidated
	(in millions, except per share amounts)
Net income	$9.2	$—	$0.4	$0.7	$10.3
Preferred stock dividends	7.9	(7.9)	—	—
Preferred stock dividends in excess of stated amount	11.1	(11.1)	—	—	—

Net income (loss) to common stockholders	$(9.8)	$19.0	$0.4	$0.7	$10.3

Earnings (loss) per common share:
Basic	$(2.05)				$0.16

Diluted	$(2.05)				$0.14

Basic and diluted earnings per preferred share:
Distributed earnings	$6.33
Undistributed earnings	—

	$6.33

Weighted average common shares:
Basic	4.785	51.213		10.350	66.348
Diluted	4.785	56.069		10.350	71.204
Weighted average preferred shares:
Basic and diluted	3.000	(3.000)		—	—

	Nine Months Ended April 30, 2005
	SSA Global Historical	Adjustments for the Conversion of Preferred Shares	Adjustments for the Debt Modification	Adjustments for the Offering Transactions	Pro Forma Consolidated
	(in millions, except per share amounts)
Net income	$23.6	$—	$1.3	$1.9	$26.8
Preferred stock dividends	23.3	(23.3)	—	—	—
Preferred stock dividends in
excess of stated amount	32.5	(32.5)	—	—	—
Cash dividend paid to preferred
stockholders	25.0	(25.0)

Net income (loss) to common stockholders	$(57.2)	$80.8	$1.3	$1.9	$26.8

Earnings (loss) per common share:
Basic	$(11.95)				$0.42

Diluted	$(11.95)				$0.39

Basic and diluted earnings per preferred share:
Distributed earnings	$26.93
Undistributed earnings	—

	$26.93

Weighted average common shares:
Basic	4.785	48.984	10.350	64.119
Diluted	4.785	53.927	10.350	69.062
Weighted average preferred shares:
Basic and diluted	3.000	(3.000)	—	—

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

        Interest and Fees    The loans under the credit agreement bear interest, at the Company's rate per annum equal to either: (1) the base rate plus an applicable margin, or (2) the Eurodollar rate plus an applicable margin.

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

        The Company was in compliance with all debt covenants at April 30, 2006.

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

        The credit agreement also restricts the maximum amount of capital expenditures by the Company and its subsidiaries in any fiscal year to $25.0 million, subject to increase as a result of permitted acquisitions. Capital expenditures are, subject to certain exceptions, additions to property, plant and equipment and other capital expenditures that are required to be set forth in a consolidated statement of cash flows in accordance with generally accepted accounting principles and capital and synthetic lease obligations.

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

NOTE G—INTEREST RATE SWAP

        On November 1, 2005, the Company entered into an interest rate swap to hedge a portion of its variable interest rate exposure under the senior secured credit facility. The pay fixed, receive floating interest rate swap agreement has a total notional amount of $150.0 million effective December 28, 2005 and matures on December 28, 2008. The Company did not enter into this derivative transaction for speculative or trading purposes.

        Under the interest rate swap, the Company agreed with JP Morgan Chase, N.A. to exchange, at specified intervals beginning December 28, 2005, the difference between an agreed fixed rate of 4.90% (before contractual margin of 2.00%) and the variable floating London interbank offered ("LIBO") rate interest payments required under its term loan obligation, calculated by reference to the agreed notional principal amount. The Company will pay the fixed rate and will receive the floating rate under the swap agreement. The floating rate was set at 6.97% on March 28, 2006 and will remain in effect for three months. The interest expense on the unhedged portion of the debt will fluctuate based on the LIBO rate plus the applicable contractual margin in accordance with the senior secured credit agreement.

        Changes in the fair value of an interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with a variable-rate, long-term debt obligation are reported in other comprehensive income. This amount is subsequently reclassified into interest expense as a yield adjustment of the hedged interest payment in the same period in which the related interest affects earnings. The impact of the swap was to increase interest expense for the three and nine months ended April 30, 2006 by $0 and $0.1 million, respectively. There were no amounts representing cash flow hedge ineffectiveness, arising from differences between the critical terms of the interest rate swap and the hedged debt obligation, that affected earnings or that were recorded as interest expense for these periods. The Company measures hedge effectiveness of its hedging relationships both at hedge inception and on an ongoing basis. As of April 30, 2006, the hedge asset was $1.1 million.

NOTE H—ACQUISITIONS

        The Company completed three acquisitions in the nine months ended April 30, 2006, Boniva, Epiphany and Provia Software Inc. ("Provia"), collectively referred to as the "fiscal 2006 acquisitions."

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

        On March 8, 2006, the Company acquired Provia, a provider of supply chain execution solutions for approximately $20.1 million in cash including transaction costs. The transaction was financed with cash on hand. The purpose of the acquisition was to enhance the Company's supply chain execution solutions for the small and medium-size company market.

        The fiscal 2006 acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of these companies are included in the Company's consolidated statements of operations since the respective dates of acquisition. Operating results for the three months ended April 30, 2006 include the results of Boniva and Epiphany for the entire period and the results from Provia for approximately two months. The results for the nine months ended April 30, 2006 include nine months of results from Boniva, approximately seven months of results from Epiphany and approximately two months from Provia.

        The purchase price allocations for Epiphany and Provia are preliminary and subject to change upon receipt of additional information related primarily to restructuring costs (primarily lease obligations), pre-acquisition contingencies and income taxes.

        The Epiphany and Provia acquisitions have resulted in a significant portion of the purchase price being allocated to goodwill. Factors that contributed to this include the nature of the businesses acquired, which did not have a significant amount of tangible net assets and the value created for the Company by expanding their product lines and customer bases.

        The Company recorded a $1.7 million charge associated with the Epiphany acquisition during the nine months ended April 30, 2006 for the value of acquired in-process research and development ("IPR&D") projects and technologies which had no alternative future use and had not reached technological feasibility at the date of acquisition. IPR&D is included in research and development expense in the condensed consolidated statement of operations.

        The following unaudited pro forma results of operations data for the three and nine months ended April 30, 2006 and 2005 were prepared in accordance with SFAS 141, "Business Combinations" and assumes the Epiphany acquisition occurred on August 1, 2004:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(in millions)
Total revenues	$194.6	$196.6	$574.1	$579.7
Income before provision for income taxes	$10.2	$7.1	$27.4	$21.9
Net income	$4.6	$1.6	$13.7	$7.9
Basic earnings per common share	$0.07	$0.02	$0.20	$0.12

Diluted earnings per common share	$0.06	$0.02	$0.19	$0.11

        The pro forma presentation above also reflects the effect of the IPO (see note E) and the credit facility (see note F) as proceeds from these transactions were used to fund the Epiphany acquisition.

NOTE I—CAPITALIZED SOFTWARE COSTS AND ACQUIRED TECHNOLOGY

        Capitalized software and acquired technology costs and accumulated amortization at April 30, 2006 and July 31, 2005 are as follows:

	April 30, 2006	July 31, 2005
	(in millions)
Total capitalized software and acquired technology costs	$87.6	$57.8
Less: Accumulated amortization	(47.5)	(33.1)

Capitalized software costs and acquired technology, net	$40.1	$24.7

Estimated amortization expense (in millions):
Three months ending July 31, 2006		$5.0
Fiscal year ending July 31, 2007		16.5
Fiscal year ending July 31, 2008		7.6
Fiscal year ending July 31, 2009		5.2
Fiscal year ending July 31, 2010		4.8
Fiscal year ending July 31, 2011 and thereafter		1.0

        Amortization expense related to capitalized software costs and acquired technology was $4.9 million and $4.0 million for the three months ended April 30, 2006 and 2005, respectively, and was $14.7 million and $13.1 million for the nine months ended April 30, 2006 and 2005, respectively.

NOTE J—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following summarizes the carrying amounts of amortizable intangible assets as of April 30, 2006 and July 31, 2005 and related amortization expense:

	April 30, 2006
	Customer Lists	Patents and Trade Names
	(in millions)
Gross carrying amount	$187.9	$18.6
Less: Accumulated amortization	(69.3)	(7.6)

	$118.6	$11.0

	July 31, 2005
	Customer Lists	Patents
	(in millions)
Gross carrying amount	$161.3	$13.0
Less: Accumulated amortization	(50.8)	(5.1)

	$110.5	$7.9

Aggregate amortization expense (in millions):
Three months ended April 30, 2006	$7.2
Three months ended April 30, 2005	6.4
Nine months ended April 30, 2006	$21.0
Nine months ended April 30, 2005	19.2
Estimated amortization expense (in millions):
Three months ending July 31, 2006	$7.3
Fiscal year ending July 31, 2007	28.2
Fiscal year ending July 31, 2008	24.6
Fiscal year ending July 31, 2009	21.6
Fiscal year ending July 31, 2010	18.3
Fiscal year ending July 31, 2011 and thereafter	29.6

        The changes in the carrying amount of goodwill for the nine months ended April 30, 2006 are as follows:

	North America	Europe, Middle East and Africa (EMEA)	Asia Pacific	Latin America	Total
	(in millions)
Net balance, July 31, 2005	$159.0	$105.7	$23.7	$7.9	$296.3
Fiscal 2006 acquisitions	93.4	28.9	0.2	—	122.5
Deferred tax adjustments	(9.2)	(9.0)	(0.2)	(0.1)	(18.5)
Other	1.4	(0.9)	—	—	0.5

Net balance, April 30, 2006	$244.6	$124.7	$23.7	$7.8	$400.8

NOTE K—RESTRUCTURING

        In conjunction with the consummation of the Epiphany acquisition, the Company's Board of Directors evaluated the consolidation of its operations and approved a reorganization and workforce reduction plan (the "Plan"). As part of the Plan, the Company reduced the size of its combined workforce, after giving effect to the acquisition, by approximately 200 employees, which was increased to approximately 260 employees during the three months ended April 30, 2006. The objectives of the Plan were to eliminate redundant costs resulting from the acquisition and to improve efficiencies in overall operations. The majority of notifications to employees occurred immediately and all of the workforce reductions will be completed by September 30, 2006. As a result, the Company incurred costs in the form of severance and related benefits of approximately $11.6 million, all of which is expected to be paid over the ensuing twelve months. The charge recorded in the condensed consolidated statement of operations associated with the Plan, as discussed below, was approximately $8.9 million as it relates to the involuntary termination of SSA Global employees. The remainder was recorded as a component of goodwill associated with the involuntary termination of Epiphany employees.

        The following table summarizes the components of the Epiphany restructuring accrual as of April 30, 2006, which were recorded as a component of the purchase price allocation:

	Restructuring Cost	Payments	Reclassification to Debt	Adjustments	Balance at April 30, 2006
	(in millions)
Severance and benefits	$3.0	$(2.2)	$—	$(0.3)	$0.5
Office space	19.4	(4.2)	(3.1)	(0.1)	12.0
Contractual commitments	0.2	—	—	(0.1)	0.1

	$22.6	$(6.4)	$(3.1)	$(0.5)	$12.6

Less: current portion					1.2

Long-term portion of office space accrual					$11.4

        The $12.0 million accrued for office space as of April 30, 2006 is net of contractual and estimated sublease income for seven primary offices that were fully or partially vacated by Epiphany prior to the acquisition and office space vacated by the Company subsequent to the acquisition date. The accrued amount is subject to change as a result of potential lease settlements with the respective landlords and changes in estimated sublease income based on real estate market conditions. In January 2006, the Company paid $2.2 million (included in office space payments in the table above) and issued a note in the principal amount of $3.5 million as payment for the Company's early termination of a lease for an Epiphany facility in Needham, Massachusetts. The promissory note is payable in 35 equal monthly installments of $100,000 starting in August 2006 with a final payment of approximately $43,000. As the note has no stated interest rate, the Company discounted this note at 6.52% per annum to $3.1 million and records interest expense on the payments monthly. The obligation is presented as long-term debt and is classified as both current and long-term reflecting the due dates of the payments. The reclassification to debt column reflects a reclassification of $3.1 million to long-term debt for the promissory note.

        In connection with the workforce reduction plan announced at the time of the Epiphany acquisition, approximately $8.9 million was charged to the condensed consolidated statement of operations for the nine months ended April 30, 2006 in connection with the involuntary termination of SSA Global employees. The following table summarizes the components of the general restructuring accrual as of April 30, 2006:

	Restructuring Charge	Payments	Adjustments	Balance at April 30, 2006
	(in millions)
Severance and benefits	$8.9	$(6.1)	$(0.1)	$2.7

        In June 2004, in conjunction with the acquisition of the Marcam business division of Invensys Systems, Inc. and certain of its affiliates ("Marcam"), the Company recorded a restructuring cost of $5.7 million. The costs related to reducing headcount by approximately 47 employees and eliminating costs associated with certain office space. This cost was recorded as a component of goodwill.

The following table summarizes the components of the restructuring accrual as of April 30, 2006:

	Balance at July 31, 2005	Payments	Adjustments	Balance at April 30, 2006
	(in millions)
Severance and benefits	$1.6	$(0.2)	$(0.2)	$1.2
Office space	0.2	—	(0.2)	—

	$1.8	$(0.2)	$(0.4)	$1.2

NOTE L—ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

        Accounts payable and other accrued liabilities are comprised of the following as of April 30, 2006 and July 31, 2005:

	April 30, 2006	July 31, 2005
	(in millions)
Accounts payable	$26.5	$32.1
Accrued expenses	70.5	56.7
Other accrued liabilities	18.2	17.2

	$115.2	$106.0

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

        Accounting policies for each of the reportable segments are the same as those used on a consolidated basis.

        The following tables present summary operating information by geographic segment for the three and nine months ended April 30, 2006 and 2005:

	Three Months Ended April 30, 2005
	North America	EMEA	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$79.4	$73.1	$20.0	$7.9	$180.4
Segment profit	37.7	12.6	1.9	0.2	52.4
Corporate expenses					(18.9)
Depreciation, amortization, stock option expense and restructuring benefit					(15.0)

Consolidated operating income					$18.5

	Three Months Ended April 30, 2006
	North America	EMEA	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$95.4	$68.5	$20.3	$10.4	$194.6
Segment profit	42.5	9.5	2.2	1.3	55.5
Corporate expenses					(19.0)
Depreciation, ammortization, stock option expense and restructuring charge					(22.0)

Consolidated operating income					$14.5

	Nine Months Ended April 30, 2006
	North America	EMEA	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$269.5	$204.2	$57.5	$28.8	$560.0
Segment profit	124.9	32.0	4.6	3.0	164.5
Corporate expenses					(60.5)
Depreciation, amortization, in-process research and development, stock option expense and restructuring charge					(63.8)

Consolidated operating income					$40.2

	Nine Months Ended April 30, 2005
	North America	EMEA	Asia Pacific	Latin America	Total
	(in millions)
Revenues	$228.4	$210.2	$62.1	$24.2	$524.9
Segment profit	108.1	37.9	8.5	1.5	156.0
Corporate expenses					(63.2)
Depreciation, amortization, stock option expense and restructuring benefit					(43.6)

Consolidated operating income					$49.2

        Revenue attributable to the United States was $87.5 million and $74.1 million for the three months ended April 30, 2006 and 2005, respectively, and $248.9 million and $212.5 million for the nine months ended April 30, 2006 and 2005, respectively.

        Under the enterprise-wide disclosure requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), total revenues by acquired company are as follows for three and nine months ended April 30, 2006 and 2005:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(in millions)
Revenues by acquired company
Core product lines(1)	$176.9	$180.4	$520.8	$524.9
Fiscal 2006 acquisitions	17.7	—	39.2	—

Total revenues	$194.6	$180.4	$560.0	$524.9

(1)
Product lines owned for the entire three and nine months ended April 30, 2006 and 2005.

        Selected financial results for each acquisition are tracked for a complete year following the year of acquisition.

        Under the enterprise-wide disclosure requirements of SFAS 131, total long-lived tangible assets by major geographic region reflect the long-lived tangible assets managed within each region. Total long-lived tangible assets by major geographic region are as follows as of April 30, 2006 and July 31, 2005:

	April 30, 2006	July 31, 2005
	(in millions)
Long-lived tangible assets
United States	$11.1	$9.8
Canada	0.3	0.2

Total North America	11.4	10.0
Europe, Middle East and Africa (EMEA)	4.4	5.0
Asia Pacific	2.2	1.9
Latin America	1.3	1.4

Total long-lived tangible assets	$19.3	$18.3

        No single customer accounted for 10% or more of the consolidated revenues of the Company in the three and nine months ended April 30, 2006 and 2005.

NOTE N—RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 123(R)

        On December 16, 2004, the Financial Accounting Standard Board ("FASB") issued SFAS 123(R). This statement is a revision of FASB 123, "Accounting for Stock Based Compensation," as amended, and supersedes APB 25, "Accounting for Stock Issued to Employees" and its related implementation guidance and amends SFAS 95, "Statement of Cash Flows." SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company adopted SFAS 123(R) effective August 1, 2005, using the modified prospective transition method. This method requires the Company to record compensation expense for all awards granted after the required effective date and for the unvested portion of awards granted between June 4, 2004 and July 31, 2005 that were outstanding at the date of adoption, in addition to the stock option-based compensation to be recorded for options granted with exercise prices below fair value.

NOTE N—RECENT ACCOUNTING PRONOUNCEMENTS (continued)

        The Company expects the following impacts for stock options outstanding as of April 30, 2006 after estimating the impact of forfeitures over the requisite service periods:

Estimated Stock Option—Based Compensation Expense (in millions)
Fiscal year ending July 31, 2006	$13.2	*
Fiscal year ending July 31, 2007	9.4
Fiscal year ending July 31, 2008	7.5
Fiscal year ending July 31, 2009	4.8
Fiscal year ending July 31, 2010	0.1

Total estimated stock option-based compensation expense over the requisite service period	$35.0

*
This amount includes $10.2 million of stock option-based compensation expense recorded in the nine months ended April 30, 2006.

        Actual stock option expense may differ from these estimated expense impacts due to the impact of future stock option grants and differences in actual forfeitures from the rate of estimated forfeitures, as well as modifications to the stock options outstanding at this time. See note C for discussion and impacts of implementing SFAS 123(R) effective August 1, 2005.

SFAS No. 153

        On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which became effective with the first quarter of fiscal 2006. Adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FSPs 109-1 and 109-2

        On October 22, 2004, the President signed the "American Jobs Creation Act of 2004" (the "Act"). On December 21, 2004, the FASB issued two FASB Staff Positions ("FSPs") regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities ("FSP SFAS 109-1") and (2) the one-time tax benefit for the repatriation of foreign earnings ("FSP SFAS 109-2"). The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.

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

        FSP SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying the FASB Statement. The Act provides for a special one-time tax deduction of 85% (dividends received deduction) on certain foreign earnings repatriated in fiscal 2005 or 2006. The deduction would result in an approximate 5.1% federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Certain other criteria in the Act must be satisfied as well. The Company studied the provisions of the Act related to the repatriation of earnings and does not intend to repatriate any earnings as of April 30, 2006.

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

NOTE O—OTHER FINANCIAL INFORMATION

        Supplemental disclosures of cash flow information follow:

	Nine Months Ended April 30,
	2006	2005
	(in millions)
Cash paid during the period for:
Interest—related parties	$2.9	$6.1
Interest—other	7.4	0.8
Income taxes	1.2	1.7
Non-cash investing and financing activities:
Preferred stock dividends	$—	$23.3
Preferred stock dividends in excess of stated amount	—	32.5
Financed purchase of property and equipment	1.3	—
Leases settled by issuance of notes payable	3.1	—

NOTE P—COMMITMENTS AND CONTINGENCIES

        The Company and certain of the Company's subsidiaries are party to certain labor, product liability and intellectual property infringement claims and litigation. With respect to acquired companies, substantially all of such claims and litigation were commenced prior to acquisition. In accordance with SFAS 5, "Accounting for Contingencies," the Company accrued $13.9 million as of April 30, 2006 for the litigation and related legal fees where the Company believes a loss is probable and reasonably estimable. The Company believes it has good defenses in connection with many of these claims and intends to vigorously contest such claims or seek to reach settlements to the extent appropriate.

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

        In February 2005 New York University ("NYU") filed a complaint against Epiphany, Inc. in the United States District Court in the Southern District of New York and the complaint was served on Epiphany in May 2005, after discussions between the parties failed to resolve the matter. After its acquisition of Epiphany, SSA Global Technologies, Inc. was added as a defendant in the lawsuit. The complaint alleges patent infringement of U.S. Patent Number 6,236,978. By its complaint, NYU seeks a permanent injunction against acts of infringement, unspecified damages, attorney's fees, interest and costs. Although the Company is still evaluating the claims alleged by NYU, it believes it has meritorious defenses against such claims and demands and intends to vigorously contest them.

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

NOTE Q—SUBSEQUENT EVENT

        On May 14, 2006, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"), with Magellan Holdings, Inc., a Georgia corporation ("Purchaser" or "Infor"), and Globetrot Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Purchaser ("Merger Sub"). Under the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into SSA Global, with SSA Global continuing as the surviving entity and as a wholly-owned subsidiary of Purchaser (the "Merger").

  Merger Agreement

        As a result of the cash consideration payable pursuant to the Merger, each holder of SSA Global common stock will receive a total of $19.50 per share in cash or approximately $1.4 billion in aggregate. The Purchaser expects to fund the transaction primarily with long term borrowings.

        Consummation of the Merger is subject to customary conditions, including (i) approval of the Merger Agreement and the Merger by the stockholders of SSA Global and (ii) expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of material foreign competition approvals.

        The Merger Agreement contains certain termination rights for both the Company and Infor, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Infor a termination fee of up to four percent (4%) of the aggregate consideration. In addition, upon termination of the Merger Agreement under specified circumstances, Infor may be required to pay SSA Global a termination fee of four percent (4%) or ten percent (10%) of the aggregate consideration.

        There can be no assurance that the closing conditions to the Merger will be met or that the transaction will be consummated. The Company's business and stock price could be negatively impacted if the pending transaction is not completed due to any of the factors set forth in the Risk Factor section of this quarterly report. Please see the section entitled "Risk Factors—Risks Related to Our Pending Merger with Infor" for a discussion of the risks in connection with the pending transaction.

  Class Action Related to the Merger

        On May 26, 2006, a class action was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, against the Company, the members of its Board of Directors and its principal stockholders, Cerberus Capital Management, L.P. and General Atlantic LLC for alleged breaches of fiduciary duties relating to the proposed merger of the Company with a wholly-owned subsidiary of Magellan Holdings, Inc. and alleges that the defendants engaged in self dealing and put their personal interests ahead of the interests of the plaintiff and similarly situated stockholders of the Company. The complaint seeks equitable relief, including, among other things, class certification, a declaration that the proposed merger was entered into in breach of defendants' fiduciary duties and an injunction enjoining the consummation of the merger "unless and until the [Company] adopts and implements a procedure or process to obtain the highest possible price for shareholders." Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the complaint is without merit and it and the other defendants intend to vigorously defend the lawsuit.

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

        See "Part II Item 1A. Risk Factors" for other risks affecting our business. We disclaim any obligation to update any forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with all of the consolidated historical financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and Item 8 of our annual report on Form 10-K for the fiscal year ended July 31, 2005. Also, see "Item 6. Selected Financial Data" of our annual report on Form 10-K for the fiscal year ended July 31, 2005. This discussion contains forward-looking statements. Please see "Cautionary Statement Concerning Forward-Looking Statements" for a discussion of certain of the uncertainties, risks, and assumptions associated with these statements. References to fiscal 2005 and 2006 are to the twelve months ending July 31, 2005 and 2006, respectively. Except as otherwise indicated herein, or as the context may otherwise require, the words "we," "our," "us," "SSA," "SSA Global" and "our Company" refer to SSA Global Technologies, Inc. and its consolidated subsidiaries.

Overview

  Company Background

        We are a leading global provider of enterprise software applications and related services. Our products and services are designed to help customers increase operating efficiency and productivity by automating key business processes, improving collaboration among their customers, suppliers, employees and other partners, and facilitating analysis of business trends. Our enterprise software applications are designed to improve various core enterprise resource planning, or ERP, functions, including accounting, human resource, inventory management, manufacturing, payroll and purchase and sales processing. We also provide applications that are integrated extensions to our core ERP products, including corporate performance, customer relationship, product lifecycle, supplier relationship and supply chain management products. We license our products to companies in a wide range of industries, including discrete and process manufacturing, retail, wholesale, technical information services and the public sector, providing these industries with functionality that addresses their unique business requirements. We also provide after-market maintenance and professional services. As of April 30, 2006, we had approximately 13,700 customer accounts, including customers licensing our products through reseller agreements and generating revenue for us at some time in the past three fiscal years or in fiscal 2006 to date. Our customer count changes over time. We expect our customer count to decrease by several thousand beginning in fiscal 2007, as a number of the customers gained through significant acquisitions in fiscal 2003 did not contribute to revenue following these acquisitions. Headquartered in Chicago, Illinois, we employed 3,706 people in over 50 locations worldwide as of April 30, 2006.

  Operating Environment and Impact on our Industry and Business Strategy

  Economic Conditions and Industry Environment

        Our operating performance for any time period is impacted by global macroeconomic trends. Beginning in calendar 2001 and through the first half of calendar 2003, global economic conditions, especially in the United States and Europe, contracted and then stabilized. During the second half of calendar 2003 through the first quarter of calendar 2006, economic conditions have improved with improvements in U.S. gross domestic product and some employment gains. Nevertheless, economic uncertainties coupled with continuing uncertainties associated with global terrorism and hostilities and other influences that we can not control can lead to a challenging business environment for most businesses, including enterprise application software vendors such as SSA Global.

        As a result of these economic challenges and a maturing of the enterprise software market in general, we believe enterprise software preferences are undergoing a shift to lower cost, modular,

single-vendor solutions that can be installed quickly and demonstrate a compelling return on investment.

  Impact of Economic Conditions on Our Business Strategy

        We believe challenging economic conditions have made it difficult for smaller, niche software vendors to thrive and achieve or maintain profitability and positive cash flows. In addition, we believe that many smaller enterprise software vendors with quality products and customer relationships have less certain futures as compared to larger, full-suite software vendors. In part, this has led to lower valuations at times for some of these vendors and has created an opportunity for us as we selectively pursue strategic acquisitions from time to time to enhance our product lines and customer base. Our acquisitions of the interBiz division of Computer Associates International, Inc., or interBiz, Infinium Software, Inc., or Infinium, EXE Technologies, Inc., or EXE and Epiphany are examples of this. We believe that additional acquisition opportunities may present themselves in the future.

        In addition, recent enterprise software pricing trends have fluctuated between stable to declining, which can bring the price of enterprise software within reach of additional mid-market customers, our largest target market.

  Impact of Economic Conditions on Our Operations

        The general economic conditions in recent years have resulted in corporations being more cautious and deliberate than in prior years in establishing and executing on information technology, or IT, capital spending budgets, which include spending on enterprise application software initiatives. While we have not been immune to this impact, the productivity of our sales force and other revenue-related personnel has either improved or remained stable during this time period. Even though there has been a general improvement in market conditions and the capital spending environment in calendar 2004 and 2005 and the first quarter of calendar 2006, we may not be able to sustain our performance if economic conditions deteriorate in the future.

  Acquisitions—Fiscal 2006

  •
  On August 1, 2005, we acquired Boniva Software, Inc., a provider of human capital management applications, for $2.5 million in cash.

  •
  On September 29, 2005, we acquired CRM solution provider Epiphany, for $107.1 million in cash including transaction costs. The transaction was financed with a combination of Epiphany and SSA Global cash on hand. The purpose of the acquisition was to enhance and expand the existing CRM product functionality within our portfolio of solutions.

  •
  On March 8, 2006, we acquired Provia, a provider of supply chain execution solutions, for approximately $20.1 million in cash including transaction costs.

        As a key part of our growth strategy, we have evaluated acquisition opportunities and from time to time have entered into non-binding letters of intent with potential acquisition targets.

  Components of Statements of Operations

        Revenues.    Revenues consist of license fees, support and services and other revenues. License fee revenue is derived from licensing of our software and third-party software products. Support revenues results from maintaining, supporting and providing periodic unspecified upgrades for previously licensed products. Services and other revenues include revenues from consulting and education services, hardware and reimbursed expenses.

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

        We typically enter into multiple element arrangements, which include both license and support arrangements. Revenues are allocated to each element based upon its fair value as determined by vendor-specific objective evidence. Vendor-specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing when those products and services are sold separately, and for support by the renewal rate offered to the customer for perpetual licenses. We allocate revenues to the perpetual license element of the arrangement using the residual value method. This method requires us to defer revenues from the total fees associated with the arrangement in an amount equal to the fair value of the elements of the arrangement that has not been delivered (support). Under the residual method, the remaining portion of the fee is allocated to the delivered element (perpetual license), which is recognized as revenue. We provide consulting and education services, which are separately priced and are generally not essential to the functionality of our software products. We recognize revenues for consulting or education services as services are performed. When we provide services deemed to be essential to the functionality of the software products licensed or when the licensed software requires significant production, modification or customization, we recognize revenues on a percentage-of-completion basis in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production-Type Contracts." In these cases, software license revenues are deferred and recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

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

  •
  percentage of total revenues for functional expense categories such as sales and marketing, research and development and general and administrative expenses;

  •
  workforce productivity measures such as revenues per employee and ratios thereof; and

  •
  customer contracting metrics such as average selling price of our software and annual customer support renewal rates. We have provided a summary of these and other key financial and operational metrics as supplementary information to help you assess our performance.

	Three Months Ended Apr. 30, 2005	% of Total Revenue	Three Months Ended Apr. 30, 2006	% of Total Revenue	Nine Months Ended Apr. 30, 2005	% of Total Revenue	Nine Months Ended Apr. 30, 2006	% of Total Revenue
	(Dollars in millions)
Revenues
Fiscal 2006 acquisitions	$—	—%	$17.7	9%	$—	—%	$39.2	7%
Core product lines(1)	180.4	100%	176.9	91%	524.9	100%	520.8	93%

Total revenues	$180.4	100%	$194.6	100%	$524.9	100%	$560.0	100%

Operating Expenses
Depreciation, amortization, in-process research and development and non-cash stock compensation expense(2)	$14.9	8%	$18.9	10%	$45.0	9%	$55.3	10%
All other operating expenses(2)	147.0	82%	161.2	83%	430.7	82%	464.5	83%

Total operating expenses	$161.9	90%	$180.1	93%	$475.7	91%	$519.8	93%

Employee Headcount & Productivity
Total employees (at end of period)	3,619		3,706		3,619		3,706
Total average employees	3,595		3,665		3,603		3,625
Total revenues per average employee(3) (in 000s)	$201		$212		$194		$206
All other operating expenses per average employee(3) (in 000s)	$164		$176		$159		$171
Financial Condition Ratios:
Cash and cash equivalents to total debt					0.52		0.66
Total debt to total debt and stockholders' equity					0.62		0.42

(1)
Refers to our product lines owned for the entire current and prior fiscal year periods.

(2)
Includes cost of revenues.

(3)
Annualized.

Results of Operations as a Percentage of Total Revenues

        The following table sets forth certain components of our results of operations as a percentage of total revenues for the periods indicated:

	Percentage of Total Revenues
	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2006	2005	2006
Revenues:
License fees	29%	32%	28%	31%
Support	48	46	49	47
Services and other	23	22	23	22

Total revenues	100	100	100	100
Cost of revenues:
Cost of license fees	6	8	6	8
Cost of support, services and other	28	27	28	27

Total cost of revenues	34	35	34	35

Gross profit	66	65	66	65

Operating expenses:
Sales and marketing	26	26	26	26
Research and development	15	14	14	15
General and administrative	12	12	13	12
Amortization of intangible assets	3	4	4	4
Restructuring charge (benefit)	—	2	—	1

Total operating expenses	56	58	57	58

Operating income	10	7	9	7

Other income (expense):
Interest expense — related parties	(2)	—	(2)	—
Interest income (expense) — other	—	(1)	—	(1)
Loss on early extinguishment of debt	—	—	—	(1)
Other income (expense)	—	(1)	—	(1)

Total other income (expense)	(2)	(2)	(2)	(3)

Income before provision for income taxes	8	5	7	4
Provision for income taxes	3	3	3	2

Net income	5%	2%	4%	2%

Revenues

  License Fee Revenues

        License fee revenues increased by $9.8 million, or 19% to $62.3 million during the quarter ended April 30, 2006 as compared to the quarter ended April 30, 2005 and by $26.2 million, or 18%, to $171.1 million during the nine months ended April 30, 2006 as compared to the prior year period as a result of increased transaction volumes associated with our products, increased average selling price and the Epiphany acquisition.

        License fees increased to 32% and 31%, respectively, of total revenues during the three and nine months ended April 30, 2006 as compared to 29% and 28% of total revenues in the three and nine months ended April 30, 2005. Sales of our extension products, such as supply chain management and customer relationship management software, represented 22% of license fee revenues in both the three and nine months ended April 30, 2005, respectively, and 39% and 31% of license fee revenues in the three and nine months ended April 30, 2006. The increase in extension products as percentage of total license fee revenues is a result of the Epiphany acquisition in September 2005 and an increase in third-party product sales.

        The average contract value for licensed software was approximately $98,000 and $105,000 for software contracts signed in the three months ended April 30, 2005 and 2006, respectively, and approximately $85,000 and $93,000 for contracts signed in the nine months ended April 30, 2005 and 2006.

        In the three months ended April 30, 2005 and 2006, new customers represented approximately 8% and 10%, respectively, of software license contracts signed and 10% and 9%, respectively, of software licenses dollars associated with the contracts signed. In the nine months ended April 30, 2005 and 2006, new customers represented approximately 9% and 10%, respectively, of software license contracts signed and 9% in both periods of software licenses dollars associated with the contracts signed. We believe tracking new customer and existing customer license fees is important because:

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

  Support Revenues

        Support revenues increased by 5% to $90.3 million during the three months ended April 30, 2006 as compared to $86.4 million in the three months ended in April 30, 2005 and increased 3% to $266.2 million during the nine months ended April 30, 2006 as compared to $258.7 million in the nine months ended April 30, 2005. As a percentage of total revenues, total support revenues remained relatively constant at 46% and 47% in the three and nine months ended April 30, 2006 as compared to 48% and 49% in the three and nine months ended April 30, 2005, respectively, due to the inclusion of support revenues from fiscal 2006 acquisitions and the increase in license fee revenue.

        Excluding the impact of the fiscal 2006 acquisitions, our support revenue decreased approximately 6% and 4%, respectively, during the three and nine months ended April 30, 2006 compared to the prior year periods. Although our support contract renewal percentages continue to be high, we have experienced an adverse dollar impact on our support revenues due to a stronger U.S. dollar (primarily against the Euro, British pound and Japanese yen) this year as well as pricing pressure on support renewals.

  Services and Other Revenues

        Services and other revenues were 22% of total revenues for both the three and nine months ended April 30, 2006 and 2005 and 23% for both the nine months ended April 30, 2006 and 2005. We pursue consulting service engagements at acceptable rates in relation to the nature of the services performed for our customers and may outsource services where it is difficult to differentiate ourselves from other vendors.

  Total Revenues by Employee

        Annualized revenues per average employee increased by 5% and 6% in the three and nine months ended April 30, 2006 compared to the three and nine months ended April 30, 2005. The improvement in annualized revenues per average employee for the three and nine months ended April 30, 2006 was attributable to:

  •
  improved sales force productivity;

  •
  the Epiphany acquisition; and

  •
  improved workforce productivity.

  Operating Expenses

  Depreciation, amortization, in-process research and development and non-cash stock option expense

        The primary components of non-cash operating expenses are amortization charges, in-process research and development charges associated with acquisitions and non-cash stock option charges associated with stock options. Amortization expense was $10.4 million and $12.1 million for the three months ended April 30, 2005 and 2006, respectively, and $32.3 million and $35.7 million for the nine months ended April 30, 2005 and 2006, respectively. The nine months ended April 30, 2006 results included a $1.7 million in-process research and development charge associated with the Epiphany acquisition. Non-cash stock compensation expense was approximately $2.4 million and $4.4 million for the three months ended April 30, 2005 and 2006, respectively, and approximately $7.3 million and $10.9 million for the nine months ended April 30, 2005 and 2006, respectively.

        Effective August 1, 2005, we adopted SFAS 123(R) requiring us to expense the fair value of stock options granted over the related requisite service period. We estimate that we will record stock option-based compensation expense of $13.2 million in fiscal 2006, including $10.2 million recorded in the nine months ended April 30, 2006, and $9.4 million, $7.5 million, $4.8 million and $0.1 million in fiscal 2007 through 2010, respectively, for a total of $35.0 million based on option grants through April 30, 2006. These amounts will increase in the future if additional stock option grants are made. See note C to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

All other operating expenses

        All other operating expenses increased 10% and 8% in the three and nine months ended April 30, 2006 as compared to the comparable prior year periods, largely as a result of restructuring costs in fiscal 2006 and the Epiphany acquisition. Excluding these costs, cost per employee remained relatively constant between periods.

  Liquidity, Financial Condition and Capital Resources

        Cash and cash equivalents decreased $24.8 million in the nine months ended April 30, 2006 to $140.6 million as of April 30, 2006 from $165.4 million as of July 31, 2005 primarily as a result of using cash to fund the Boniva, Epiphany and Provia acquisitions, partially offset by net proceeds from the debt financing and cash flows from operations during the period.

        In September 2005, we entered into a $200.0 million term senior secured credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent, and Citicorp USA, Inc., as syndication agent. The proceeds from the senior secured credit facility were used to repay $151.8 million in related-party debt plus accrued interest and provided funds for the Epiphany acquisition. A $25.0 million revolving credit facility was also made available. We recorded a charge of $3.3 million to write-off the unamortized deferred financing fees associated with the related-party debt during the nine months ended April 30, 2006. As of April 30, 2006, there is $198.5 million outstanding under the term credit facility and no borrowings outstanding under the revolving facility. See "—Liquidity and Capital Resources" below and note F to our condensed consolidated financial statements.

        On August 1, 2005, we acquired Boniva, a provider of human capital management applications, for $2.5 million in cash. On September 29, 2005, we acquired Epiphany, a CRM solution provider, for $107.1 million in cash. The purpose of the Epiphany acquisition was to enhance and expand the existing CRM product functionality within our portfolio of solutions. On March 8, 2006, we acquired Provia, a supply chain execution provider, for $20.1 million in cash. The purpose of the Provia acquisition was to enhance our supply chain execution solutions for the small and medium-size company market.

        In the event we choose to make additional acquisitions, we may use cash on hand, incur additional debt or raise additional equity capital, or a combination thereof, to finance any such acquisition.

  Critical Accounting Policies

        Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. Some accounting policies require us to make estimates, judgments and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment, and actual results could differ from those estimates. We believe that the following accounting policies are critical to understanding our historical and future performance as these policies affect the reported results of revenue and relate to the more significant areas involving management's judgments and estimates:

  •
  Revenue recognition;

  •
  Valuation of accounts receivable;

  •
  Capitalized software costs and acquired technology;

  •
  Valuation of long-lived assets;

  •
  Deferred tax assets and liabilities;

  •
  Restructuring costs; and,

  •
  Stock-based compensation.

        Our accounting policies and related procedures are described in the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Conditions and Result of Operation—Critical Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005. Certain of our critical accounting policies or portions thereof, have been included in this Form 10-Q due to the impact of events in the current fiscal year period, such as the Epiphany and Provia acquisitions and adoption of SFAS 123(R).

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

        In addition, acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by us in accordance with EITF 01-03, "Accounting in a Business Combination for Deferred Revenue of an Acquiree," or EITF 01-03. For EITF 01-03 purposes, we consider post-contract customer support, or PCS, contracts in their entirety and service contracts to be legal obligations of the acquired entity. We are required to estimate the fair value of acquired deferred revenue, which is determined by prices paid by willing participants in recent exchange transactions. We have recorded approximately $22.4 million, in aggregate, of acquired deferred revenue as a result of the fiscal 2006 acquisitions, including approximately $20.4 million of deferred support revenue.

        We expect to fulfill all of the obligations underlying the customer support arrangement including "help desk" and technical support, "bug fixes" and periodic unspecified software upgrades, when and if available. We consider the acquired PCS arrangement to be a single unit of accounting when determining the legal obligation assumed from the acquired entity. We have fulfilled each underlying obligation element of the PCS arrangement and expect to fulfill these obligations in future acquisitions as well. However, in the event we acquire a business in the future and do not intend to perform software development activities post-acquisition to provide unspecified software upgrades, when and if available, the fair value of acquired deferred support revenue would be reduced at the acquisition date. If we had not committed to perform these obligations for the fiscal 2006 acquisitions, we estimate it would have resulted in a 40% aggregate decrease in acquired deferred support revenue, or $8.0 million in aggregate, at the respective acquisition dates and a subsequent $8.0 million aggregate decrease in post-acquisition revenue recognized, primarily in fiscal 2006.

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

        Valuation of Long-Lived Assets.    Long-lived assets consist primarily of (a) property and equipment, (b) goodwill, (c) customer lists, (d) patents, (e) trade names, (f) capitalized software costs and (g) acquired technology. Long-lived assets subject to depreciation, amortization and impairment totaled $589.8 million at April 30, 2006, including $173.3 million related to the fiscal 2006 acquisitions. We periodically evaluate the estimated useful life of property and equipment and identifiable intangible assets and, when appropriate, adjust the useful life, thereby increasing or decreasing the depreciation and amortization expense recorded in the current period and in future reporting periods. The estimated economic useful lives of our long-lived assets may change based upon the intended use of the asset or the period of time over which revenues are expected to be generated. To date, we have not been required to change the estimated useful life of any long-lived assets. As of April 30, 2006, $189.0 million, net of our long-lived assets were subject to depreciation and amortization, including $53.9 million related to the fiscal 2006 acquisitions. If the useful lives of our identifiable intangible assets were reduced by one year, our amortization expense would increase by $13.3 million annually.

        We also assess the carrying value of property and equipment, customer lists, patents, trade names and acquired technology for impairment, or when changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in technology or in the manner of use of our acquired assets or the strategy of our overall business; and,

  •
  significant negative industry or economic trends.

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

        We have recorded a significant amount of intangible assets, subject to amortization consisting of customer lists, patents, and trade names, on our balance sheet. As of April 30, 2006, customer lists, patents and trade names, net of accumulated amortization, were approximately $129.6 million, representing approximately 13% of our total assets and approximately 22% of long-lived assets subject to depreciation, amortization and impairment. In the future, identifiable intangible assets may increase as a result of additional acquisitions we may do. Any future determination requiring the write-off of a significant portion of the identifiable intangible assets recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.

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

        We have recorded a significant amount of goodwill on our balance sheet. As of April 30, 2006, goodwill was approximately $400.8 million, representing approximately 42% of our total assets and approximately 68% of our long-lived assets subject to depreciation, amortization and impairment. In the future, goodwill may increase as a result of additional acquisitions we may do. Goodwill is recorded on the date of acquisition and is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions and a variety of other circumstances. Any future determination requiring the write-off of a significant portion of the goodwill recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.

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

Accordingly, we record liabilities as they are incurred as a restructuring charge in the statements of operations. Restructuring costs are based on plans that have been committed to by management. Restructuring cost estimates may change as additional information becomes available and as management finalizes execution of the restructuring plan. Changes to the estimates of executing the plans accounted for under EITF 95-3 are recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter. Changes in estimates to restructuring plans accounted for under SFAS 146 are recorded in our results of operations as an adjustment to restructuring charges. A restructuring benefit of $1.8 million was recorded in the consolidated statement of operations for fiscal 2005 resulting primarily from accrual adjustments related to actual Baan-related settlements for less than the amount previously accrued. A restructuring charge of $8.5 million was recorded in the condensed consolidated statement of operations during the nine months ended April 30, 2006 as a result of involuntary terminations of SSA Global employees. Also, we initially recorded $22.6 million of restructuring liabilities at the time of the Epiphany acquisition, of which approximately $19.4 million related to remaining lease obligations for vacated office space, much of which is sublet for amounts less than our cost. We are presently negotiating settlements with the respective landlords, which may result in changes to our estimated liability. We settled the lease related to certain Epiphany operations in Needham, Massachusetts in January 2006 in order to terminate our obligations to lease the unoccupied space, in exchange for our payment of $2.2 million and an additional $3.5 million payable over 36 months.

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

        Stock-Based Compensation.    On August 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for stock option-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. This application will require us to record compensation expense for all awards granted after the required effective date of SFAS 123(R) and for the unvested portion of awards granted between June 4, 2004 and July 31, 2005 that were outstanding at the date of adoption, in addition to the stock option-based compensation to be recorded for options granted with exercise prices below fair value.

        The Company expects the following impacts for stock options outstanding as of April 30, 2006 after estimating the impact of forfeitures over the requisite service periods (in millions):

Estimated Stock Option-Based Compensation Expense (in millions)
Fiscal year ending July 31, 2006	$13.2	*
Fiscal year ending July 31, 2007	9.4
Fiscal year ending July 31, 2008	7.5
Fiscal year ending July 31, 2009	4.8
Fiscal year ending July 31, 2010	0.1

Total estimated stock option-based compensation expense over the requisite service period	$35.0

*
This amount includes $10.2 million of stock option-based compensation expense recorded in the nine months ended April 30, 2006.

        Actual stock option expense will differ from these estimated expense impacts due to the impact of future stock option grants and differences in actual forfeitures from the rate of forfeitures estimated, as well as any future modifications to the stock options outstanding at this time. The application of SFAS 123(R) allows management to choose from different valuation methodologies and requires estimates that are inherently uncertain and unpredictable to value stock options, such as:

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

Results of Operations

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2006

General

        The Boniva, Epiphany and Provia acquisitions were completed in August 2005, September 2005 and March 2006, respectively. The operating results for the quarter ended April 30, 2006 include Boniva and Epiphany results for the entire period and Provia results for approximately two months. References to our "core product lines" refer to our product lines owned during the entire three month periods ended April 30, 2005 and 2006.

Revenues
Total revenues

	Three Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions, except number of employees and annualized revenue per average employee)
Total revenues from core product lines	$180.4	100%	$176.9	91%	$(3.5)	(2)%
Effect of fiscal 2006 acquisitions	—	—	17.7	9	17.7	—

Total revenues	$180.4	100%	$194.6	100%	$14.2	8%

Total employees (at end of period)	3,619		3,706		87	2%
Average number of employees	3,595		3,665		70	2%
Annualized revenue per average employee (dollars in 000s)	$201		$212		$11	5%

        Total revenues were $180.4 million for the three months ended April 30, 2005 as compared to $194.6 million for the three months ended April 30, 2006, an increase of $14.2 million, or 8%. The three months ended April 30, 2006 included $17.7 million of incremental revenues from the fiscal 2006 acquisitions. Revenues from our core product lines were $180.4 million and $176.9 million for the three months ended April 30, 2005 and 2006, respectively. This decrease in revenues from our core product lines resulted from a 7% decline in support, services and other revenue partially offset by a 10% increase in license fees.

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

  •
  Europe, Middle East and Africa, or our EMEA region;

  •
  Asia Pacific, which consists of Asia, the Pacific Rim and Japan; and

  •
  Latin America, which consists of Mexico and Central and South America.

Revenues by Segment

	Three Months Ended April 30,
	2005	%	2006	%
	(Dollars in millions)
North America	$79.4	44%	$95.4	49%
EMEA	73.1	41	68.5	35
Asia Pacific	20.0	11	20.3	11
Latin America	7.9	4	10.4	5

Total revenues	$180.4	100%	$194.6	100%

Segment Profit

	Three Months Ended April 30,
	2005	%	2006	%
	(Dollars in millions)
North America	$37.7	72%	$42.5	77%
EMEA	12.6	24	9.5	17
Asia Pacific	1.9	4	2.2	4
Latin America	0.2	—	1.3	2

Total segment profit	$52.4	100%	$55.5	100%

        Revenues from North America increased $16.0 million, or 20% for the three months ended April 30, 2006 over the prior year period. The fiscal 2006 acquisitions accounted for $12.1 million of the increase while license fee revenue from our core product lines increased $5.6 million. The increase in license fee revenues was principally attributable to customer orders for the SSA ERPLN, one of our enterprise resource planning products, as well as extension products.

        Segment profits from North America increased $4.8 million for the three months ended April 30, 2006 as compared to the prior year period. Segment profits from North America were 47% of segment revenues for the three months ended April 30, 2005 and 45% for the three months ended April 30, 2006. The increase in segment profit was attributable to the increase in license fee revenue.

        For the three months ended April 30, 2006, revenues from EMEA decreased $4.6 million, or 6% as compared to the three months ended April 30, 2005 as a result of a $9.6 million decline in revenues from core product lines. This was partially offset by $5.0 million of increased revenues attributable to the fiscal 2006 acquisitions. Much of the decrease in core revenue was attributable to decreased license fee and support revenue mainly attributable to a stronger U.S. dollar in the three months ended April 30, 2006 and some pricing pressure on support contracts.

        Segment profits from EMEA decreased $3.1 million in the three months ended April 30, 2006 compared to the prior year period. Segment profits from EMEA were 17% of segment revenues for the three months ended April 30, 2005 and 14% or the three months ended April 30, 2006 as a result of the revenue decrease.

        Revenues from the Asia Pacific segment increased $0.3 million in the three months ended April 30, 2006 compared to the three months ended April 30, 2005 due to the fiscal 2006 acquisitions.

        Segment profits from Asia Pacific increased $0.3 million in the three months ended April 30, 2006 as compared to the three months ended April 30, 2005. Segment profits from Asia Pacific were 10% of segment revenues in the three months ended April 30, 2005 and 11% in the three months ended April 30, 2006.

        Revenues from Latin America increased $2.5 million, or 32% in the three months ended April 30, 2006 as compared to the prior year period primarily as a result higher license fee revenues.

        Segment profits from Latin America increased $1.1 million in the three months ended April 30, 2005 to $1.3 million due to increased license fee revenues offset by related reseller and direct sales commissions.

        Sales outside the United States accounted for approximately 59% and 55% of our total revenues for the three months ended April 30, 2005 and 2006, respectively.

License fee revenue

	Three Months Ended April 30,
						Percent Change
	2005	%	2006	%	Increase
	(Dollars in millions)
License fee revenue from core product lines	$52.5	100%	$57.9	93%	$5.4	10%
Effect of fiscal 2006 acquisitions	—	—	4.4	7	4.4	—

License fee revenue	$52.5	100%	$62.3	100%	$9.8	19%

        Total license fee revenues were $52.5 million for the three months ended April 30, 2005 as compared to $62.3 million for the three months ended April 30, 2006, an increase of $9.8 million, or 19%. For the three months ended April 30, 2006, $4.4 million of the incremental license fee revenues came from the fiscal 2006 acquisitions. The increase of $5.4 million from our core product lines reflected increased customer orders for the SSA ERPLN product and extension products and an increased average selling price. Excluding the effect of the adverse impact of foreign currency exchange rate fluctuations between periods and the fiscal 2006 acquisitions impact, license fee revenues from core product lines increased approximately 12% in the three months ended April 30, 2006 as compared to the prior year period.

Support revenues

	Three Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Support revenues from core product lines	$86.4	100%	$81.4	90%	$(5.0)	(6)%
Effect of fiscal 2006 acquisitions	—	—	8.9	10	8.9	—

Support revenues	$86.4	100%	$90.3	100%	$3.9	5%

        Total support revenues were $86.4 million for the three months ended April 30, 2005 as compared to $90.3 million for the three months ended April 30, 2006, an increase of $3.9 million, or 5%. The increase of $8.9 million attributable to the fiscal 2006 acquisitions was partially offset by a reduction in support revenues of $5.0 million attributable to our core product lines due primarily to a stronger U.S. dollar in fiscal 2006 and some pricing pressure.

Services and other revenues

	Three Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Services and other revenues from core product lines	$41.5	100%	$37.6	90%	$(3.9)	(9)%
Effect of fiscal 2006 acquisitions	—	—	4.4	10	4.4	—

Services and other revenues	$41.5	100%	$42.0	100%	$0.5	1%

        Total services and other revenues were $41.5 million for the three months ended April 30, 2005 as compared to $42.0 million for the three months ended April 30, 2006, an increase of $0.5 million. Services and other revenues attributable to our core product lines were $41.5 million and $37.6 million for the three months ended April 30, 2005 and 2006, respectively. The decrease this year is primarily due to a decrease in professional services revenues.

Cost of Revenues
Cost of license fee revenue

	Three Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Cost of license fee revenues	$7.1	64%	$10.8	69%	$3.7	52%
Amortization of capitalized software and acquired technology	4.0	36	4.9	31	0.9	23

Total cost of license fee revenues	$11.1	100%	$15.7	100%	$4.6	41%

Gross profit percentage on license fee revenues	79%		75%

        Total cost of license fee revenues were $11.1 million for the three months ended April 30, 2005 as compared to $15.7 million for the three months ended April 30, 2006, an increase of $4.6 million, or 41%. The $0.9 million change in capitalized software and acquired technology amortization was due to the impact of the fiscal 2006 acquisitions, partially offset by a decrease in amortization from prior acquisitions. The remaining increase in total cost for the three months ended April 30, 2006 was due to a greater mix of third-party products licensed and related royalties.

Cost of support, services and other revenue

	Three Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Cost of support and services and other revenues from core product lines	$49.5	100%	$48.7	92%	$(0.8)	(2)%
Effect of fiscal 2006 acquisitions	—	—	4.2	8	4.2	—

Cost of support, services and other revenue	$49.5	100%	$52.9	100%	$3.4	7%

Gross profit percentage on total support and services and other revenues	61%		60%

        Cost of support and services and other revenues was $49.5 million for the three months ended April 30, 2005 as compared to $52.9 million for the three months ended April 30, 2006, an increase of $3.4 million, or 7%. Approximately $4.2 million of this increase was attributable to the impact of the fiscal 2006 acquisitions. The decrease in core product line costs resulted from the decrease in costs related to lower hardware sales.

        The gross profit related to support, services and other revenues decreased from 61% in the three months ended April 30, 2005 to 60% in the three months ended April 30, 2006 as a result of a change in revenue mix between support, services and other products.

Operating Expenses
Total operating expenses

	Three Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Total operating expenses for core product lines	$92.6	91%	$92.1	83%	(0.5)	(1)%
Intangible asset amortization and stock compensation expense	8.7	9	10.3	9	1.6	18%
Effect of fiscal 2006 acquisitions	—	—	9.1	8	9.1	—

Total operating expenses	$101.3	100%	$111.5	100%	10.2	10%

Operating margin percentage on total revenues	10%		7%

        Total operating expenses were $101.3 million for the three months ended April 30, 2005 as compared to $111.5 million for the three months ended April 30, 2006, an increase of $10.2 million, or 10%. Approximately $9.1 million of this increase resulted from increased operating expenses from our fiscal 2006 acquisitions. Included in operating expenses for the three months ended April 30, 2005 and 2006 were approximately $6.4 million and $7.2 million, respectively, of amortization expense associated with acquisitions, and $2.3 million and $3.1 million, respectively, of non-cash stock compensation expense. The increase in non-cash stock compensation expense largely reflects the adoption of SFAS 123(R). Core operating expenses, excluding intangible asset amortization, stock compensation expense and the impact of the fiscal 2006 acquisitions, were comparable between periods.

Sales and marketing expenses

	Three Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Sales and marketing expenses for core product lines	$46.3	98%	$45.1	89%	$(1.2)	(3)%
Non-cash stock compensation	0.9	2	1.4	3	0.5	56
Effect of fiscal 2006 acquisitions	—	—	4.0	8	4.0	—

Total sales and marketing expenses	$47.2	100%	$50.5	100%	$3.3	7%

        Total sales and marketing expenses were $47.2 million for the three months ended April 30, 2005 as compared to $50.5 million for the three months ended April 30, 2006, an increase of $3.3 million, or 7%. For the three months ended April 30, 2006, approximately $4.0 million of incremental expense was due to the fiscal 2006 acquisitions, partially offset by a decrease of $1.2 million in our core product lines reflecting lower spending for marketing.

Research and development expenses

	Three Months Ended April 30,
					Increase (Decease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Research and development expenses for core product lines	$26.7	100%	$23.8	86%	$(2.9)	(11)%
Effect of fiscal 2006 acquisitions	—	—	3.8	14	3.8	—

Total research and development expenses	$26.7	100%	$27.6	100%	$0.9	3%

        Total research and development expenses were $26.7 million for the three months ended April 30, 2005 as compared to $27.6 million for the three months ended April 30, 2006, an increase of $0.9 million, or 3%. For the three months ended April 30, 2006, research and development expenses increased due primarily to the impact of the fiscal 2006 acquisitions, partially offset by lower core product line research and development expense due to moving existing job functions to India to take advantage of the lower salary structure in that country and lower infrastructure costs.

General and administrative expenses

	Three Months Ended April 30,
					Increase (Decease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
General and administrative expenses for core product lines	$19.5	93%	$20.4	88%	$0.9	5%
Non-cash stock compensation	1.4	7	1.4	6	—	—
Effect of fiscal 2006 acquisitions	—	—	1.3	6	1.3	—

Total general and administrative expenses	$20.9	100%	$23.1	100%	$2.2	11%

        Total general and administrative expenses were $20.9 million for the three months ended April 30, 2005 as compared to $23.1 million for the three months ended April 30, 2006, an increase of $2.2 million, or 11%. General and administrative expenses increased $1.3 million as a result of the fiscal 2006 acquisitions and by $0.9 million in our core product lines due to higher professional fees.

  Restructuring changes (benefits)

        For the three months ended April 30, 2005 and 2006, restructuring charges were $0.1 million and $3.1 million, respectively. See note K to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Other Income (Expense)

        Interest expense.    Interest expense-related parties was $4.1 million for the three months ended April 30, 2005 and $0 for the three months ended April 30, 2006, a decrease of $4.1 million, reflecting the repayment of $81.2 million of related-party debt with proceeds from our initial public offering in June 2005 and the repayment in September 2005 of the remaining $151.8 million of related-party debt with the proceeds of the $200.0 million senior secured term credit facility. See the discussion of debt financing in "—Liquidity and Capital Resources." Interest (expense) income—other was income of $0.2 million for the three months ended April 30, 2005 and $2.9 million of net interest expense for the three months ended April 30, 2006, largely as a result of interest related to the senior secured term credit facility discussed above.

        Other income (expense).    We recorded income of $0.8 million and expense of $1.4 million in the three months ended April 30, 2005 and 2006, respectively, reflecting net foreign exchange gains and losses in the periods. The net foreign exchange gain and loss in each period reflected the impact of exchange rate changes on intercompany balances between our subsidiaries.

        Provision for income tax expense.    The provision for income tax was $6.2 million and $5.6 million in the three months ended April 30, 2005 and 2006, respectively. The effective tax rate was approximately 40% and 55% for the three months ended April 30, 2005 and 2006, respectively. The effective rates exceeded the U.S. statutory rate of 34% in both periods due to state income taxes, losses in entities where tax net operating losses already have a full valuation allowance and non-deductible stock-based compensation expenses. We expect our effective tax rate to be approximately 51% for fiscal 2006.

Earnings (Loss) per Share

	Three Months Ended April 30,
	2005	2006
Earnings (loss) per common share
Basic	$(2.05)	$0.07
Diluted	(2.05)	0.06
Earnings per preferred share
Basic and diluted	$6.33	$—

        For the three months ended April 30, 2005, we calculated basic earnings per share using the two-class method. Under the two-class method, net income for any given period was allocated between common stock and the Series A convertible preferred stock outstanding prior to our initial public offering in May 2005, on the basis of weighted average number of shares outstanding during the period. Net loss was allocated solely to the common stockholders since, according to the terms of our Certificate of Incorporation then in effect, the Series A convertible preferred stock was not obligated to share in our losses. In connection with our initial public offering, all of our Series A convertible preferred stock converted into shares of our common stock.

        Basic earnings per common share is based on the weighted average number of common shares outstanding. For the three months ended April 30, 2005, basic earnings per common share included the effect of 4,785,000 common shares issued on February 25, 2004, in connection with an amendment to our Certificate of Incorporation that reclassified each share of Series A convertible preferred stock into one share of Series A convertible preferred stock and 1.595 shares of common stock. Basic earnings attributed to common shares included the allocated share of undistributed earnings.

        See note B to our consolidated financial statements.

Nine Months Ended April 30, 2005 Compared to Nine Months Ended April 30, 2006

General

        The Boniva, Epiphany and Provia acquisitions were completed in August 2005, September 2005 and March 2006, respectively. The operating results for the nine months ended April 30, 2006 include Boniva results for the entire period, approximately seven months of Epiphany results and approximately two months of Provia results. References to our "core product lines" refer to our product lines owned during the entire nine-month periods ended April 30, 2005 and 2006.

Revenues
Total revenues

	Nine Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions, except number of employees and annualized revenue per average employee)
Total revenues from core product lines	$524.9	100%	$520.8	93%	$(4.1)	(1)%
Effect of fiscal 2006 acquisitions	—	—	39.2	7	39.2	—

Total revenues	$524.9	100%	$560.0	100%	$35.1	7%

Total employees (at end of period)	3,619		3,706		87	2%
Average number of employees	3,603		3,625		22	1%
Annualized revenue per average employee (dollars in 000s)	$194		$206		$12	6%

        Total revenues were $524.9 million for the nine months ended April 30, 2005 as compared to $560.0 million for the nine months ended April 30, 2006, an increase of $35.1 million, or 7%. The nine months ended April 30, 2006 included $39.2 million of incremental revenues from the fiscal 2006 acquisitions. Revenues from our core product lines were $524.9 million and $520.8 million for the nine months ended April 30, 2005 and 2006, respectively. This decrease in revenues from our core product lines resulted from a 5% overall decline in core product line support, services and other revenue partially offset by an 11% increase in core license fees revenue.

        Annualized revenue per average employee increased as a result of additional license fee revenues and improved productivity of the market-facing personnel in our business.

Revenues by Segment

	Nine Months Ended April 30,
	2005	%	2006	%
	(Dollars in millions)
North America	$228.4	43%	$269.5	48%
EMEA	210.2	40	204.2	37
Asia Pacific	62.1	12	57.5	10
Latin America	24.2	5	28.8	5

Total revenues	$524.9	100%	$560.0	100%

Segment Profit

	Nine Months Ended April 30,
	2005	%	2006	%
	(Dollars in millions)
North America	$108.1	69%	$124.9	76%
EMEA	37.9	24	32.0	19
Asia Pacific	8.5	6	4.6	3
Latin America	1.5	1	3.0	2

Total segment profit	$156.0	100%	$164.5	100%

        Revenues from North America increased $41.1 million, or 18% in the nine months ended April 30, 2006 over the prior year period. The fiscal 2006 acquisitions accounted for $26.1 million of the increase while license fee revenues from our core product lines increased $17.9 million. This increase was principally attributable to SSA ERPLN orders, as well as extension product orders.

        Segment profits from North America increased $16.8 million in the nine months ended April 30, 2006 as compared to the prior year period. Segment profits from North America were 47% of segment revenues for the nine months ended April 30, 2005 and 46% for the nine months ended April 30, 2006. The increase in profit was attributable to the increase in license fee revenue.

        For the nine months ended April 30, 2006, revenues from EMEA decreased $6.0 million, or 3% as compared to the nine months ended April 30, 2005 as a result of an overall decrease of $18.3 million in revenues from core product lines, partially offset by a $12.3 million increase attributed to the fiscal 2006 acquisitions. The overall decrease in core revenues was mainly attributable to a stronger U.S. dollar in the nine months ended April 30, 2006 and some pricing pressure on support contracts.

        Segment profits from EMEA decreased $5.9 million in the nine months ended April 30, 2006 compared to the prior year period. Segment profits from EMEA were 18% of segment revenues for the nine months ended April 30, 2005 and 16% for the nine months ended April 30, 2006. The decrease in segment profits was attributable to the decline in revenue.

        Revenues from the Asia Pacific segment decreased $4.6 million, or 7% in the nine months ended April 30, 2006 compared to the nine months ended April 30, 2005. The decrease crossed all categories and included lower Japan revenue.

        Segment profits from Asia Pacific decreased $3.9 million in the nine months ended April 30, 2006 as compared to the nine months ended April 30, 2005. Segment profits from Asia Pacific were 14% of segment revenues in the nine months ended April 30, 2005 and 8% in the nine months ended April 30, 2006 as a result of lower revenue.

        Revenues from Latin America increased $4.6 million, or 19% in the nine months ended April 30, 2006 as compared to the prior year period primarily as a result of an increase in license fee and services revenue.

        Segment profits from Latin America increased $1.5 million in the nine months ended April 30, 2005 to $3.0 million as compared to $1.5 million in the prior year. Segment profits from Latin America were 6% of segment revenues in the nine months ended April 30, 2005 versus 10% of segment revenues in the nine months ended April 30, 2006 due largely to the revenue increases.

        Sales outside the United States accounted for approximately 60% and 56% of our total revenues for the nine months ended April 30, 2005 and 2006, respectively. License fee revenue

	Nine Months Ended April 30,
					Percent Increase
	2005	%	2006	%		Change
	(Dollars in millions)
License fee revenue from core product lines	$144.9	100%	$160.6	94%	$15.7	11%
Effect of fiscal 2006 acquisitions	—	—	10.5	6	10.5	—

License fee revenue	$144.9	100%	$171.1	100%	$26.2	18%

        Total license fee revenues were $144.9 million for the nine months ended April 30, 2005 as compared to $171.1 million for the nine months ended April 30, 2006, an increase of $26.2 million, or 18%. For the nine months ended April 30, 2006, $10.5 million of the incremental license fee revenue came from the fiscal 2006 acquisitions. An increase of $15.7 million came from our core product lines, primarily from orders for the SSA ERPLN product and extension products. Excluding the effect of the adverse impact of foreign currency core product lines increased approximately 13% in the nine months ended April 30, 2006 as compared to the prior year period.

Support revenues

	Nine Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Support revenues from core product lines	$258.7	100%	$247.3	93%	$(11.4)	(4)%
Effect of fiscal 2006 acquisitions	—	—	18.9	7	18.9	—

Support revenues	$258.7	100%	$266.2	100%	$7.5	3%

        Total support revenues were $258.7 million for the nine months ended April 30, 2005 as compared to $266.2 million for the nine months ended April 30, 2006, an increase of $7.5 million, or 3%. The increase of $18.9 million attributable to the fiscal 2006 acquisitions was partially offset by a reduction in support revenues of $11.4 million attributable to our core product lines. Lower current year core product revenues resulted from a stronger U.S. dollar in fiscal 2006 and some pricing pressure.

Services and other revenues

	Nine Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Services and other revenues from core product lines	$121.3	100%	$112.9	92%	$(8.4)	(7)%
Effect of fiscal 2006 acquisitions	—	—	9.8	8	9.8	—

Services and other revenues	$121.3	100%	$122.7	100%	$1.4	1%

        Total services and other revenues were $121.3 million for the nine months ended April 30, 2005 as compared to $122.7 million for the nine months ended April 30, 2006, an increase of $1.4 million, or 1%. Services and other revenues attributable to our core product lines were $121.3 million and $112.9 million for the nine months ended April 30, 2005 and 2006, respectively, largely resulting from a decline in hardware revenue in the nine months ended April 30, 2006.

Cost of Revenues
Cost of license fee revenue

	Nine Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Cost of license fee revenues	$18.5	59%	$26.8	65%	$8.3	45%
Amortization of capitalized software and acquired technology	13.1	41	14.7	35	1.6	12

Cost of license fee revenues	$31.6	100%	$41.5	100%	$9.9	31%

Gross profit percentage on license fee revenues	78%		76%

        Cost of license fee revenues were $31.6 million for the nine months ended April 30, 2005 as compared to $41.5 million for the nine months ended April 30, 2006, an increase of $9.9 million, or 31%. Approximately $1.6 million of the change in capitalized software and acquired technology amortization was due to the impact of the fiscal 2006 acquisitions, partially offset by a decrease in amortization from prior acquisitions. The remaining increase was due a greater mix of third-party products and reseller volume.

Cost of support, services and other revenue

	Nine Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Cost of support, services and other revenues from core product lines	$145.2	100%	$143.7	94%	$(1.5)	(1)%
Effect of fiscal 2006 acquisitions	—	—	9.5	6	9.5	—

Cost of support, services and other revenue	$145.2	100%	$153.2	100%	$8.0	6%

Gross profit percentage on total support, services and other revenues	62%		61%

        Cost of support, services and other revenues was $145.2 million for the nine months ended April 30, 2005 as compared to $153.2 million for the nine months ended April 30, 2006, an increase of $8.0 million, or 6%. Approximately $9.5 million of this increase was attributed to the impact of the fiscal 2006 acquisitions. The decrease in core product line costs of $1.5 million was attributable to reduced hardware costs offset by increased use of professional services contractors.

        The gross profit related to support, services and other revenues decreased from 62% in the nine months ended April 30, 2005 to 61% in the nine months ended April 30, 2006 primarily as a result of the change in revenue mix in the core product line discussed above.

Operating Expenses
Total operating expenses

	Nine Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Total operating expenses for core product lines	$272.7	91%	$271.3	83%	$(1.4)	(1)%
Intangible asset amortization, stock compensation expense and in-process research and development	26.2	9	31.7	10	5.5	21%
Effect of fiscal 2006 acquisitions	—	—	22.1	7	22.1	—

Total operating expenses	$298.9	100%	$325.1	100%	$26.2	9%

Operating margin percentage on total revenues	9%		7%

        Total operating expenses were $298.9 million for the nine months ended April 30, 2005 as compared to $325.1 million for the nine months ended April 30, 2006, an increase of $26.2 million, or 9%. Approximately $22.1 million of this increase resulted from increased operating expenses from our fiscal 2006 acquisitions. Included in operating expenses for the nine months ended April 30, 2005 were approximately $19.2 million of amortization expense associated with acquisitions compared to $21.0 million for the nine months ended April 30, 2006 and $7.0 million of non-cash stock compensation expense in the nine months ended April 30, 2005 compared to $9.0 million in the nine months ended April 30, 2006. The increase in non-cash stock compensation expense largely reflects the adoption of SFAS 123(R). Total operating expenses for the nine months ended April 30, 2006 also included a $1.7 million in-process research and development charge associated with the Epiphany acquisition. Core operating expenses, excluding intangible asset amortization, stock compensation expense and an in-process research and development charge and the impact of the fiscal 2006 acquisitions, decreased as a result of lower spending for marketing and research and development, partially offset by the increase in restructuring costs in the current year period.

Sales and marketing expenses

	Nine Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Sales and marketing expenses for core product lines	$135.6	98%	$132.9	91%	$(2.7)	(2)%
Non-cash stock compensation	2.5	2	3.9	3	1.4	56
Effect of fiscal 2006 acquisitions	—	—	9.3	6	9.3	—

Total sales and marketing expenses	$138.1	100%	$146.1	100%	$8.0	6%

        Total sales and marketing expenses were $138.1 million for the nine months ended April 30, 2005 as compared to $146.1 million for the nine months ended April 30, 2006, an increase of $8.0 million, or 6%. For the nine months ended April 30, 2006, approximately $9.3 million of incremental expense was due to the fiscal 2006 acquisitions. Core product line costs decreased as a result of lower spending on marketing partially offset by investments made in our sales force.

Research and development expenses

	Nine Months Ended April 30,
					Increase (Decrease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
Research and development expenses for core product lines	$76.5	100%	$72.7	87%	$(3.8)	(5)%
In-process research and development	—	—	1.7	2	1.7	—
Effect of fiscal 2006 acquisitions	—	—	8.8	11	8.8	—

Total research and development expenses	$76.5	100%	$83.2	100%	$6.7	9%

        Total research and development expenses were $76.5 million for the nine months ended April 30, 2005 as compared to $83.2 million for the nine months ended April 30, 2006, an increase of $6.7 million, or 9%. For the nine months ended April 30, 2006, research and development expenses increased $8.8 million due to the fiscal 2006 acquisitions and $1.7 million related to an in-process research and development charge associated with the Epiphany acquisition, partially offset by lower core product line research and development expense due to moving existing job functions to India to take advantage of the lower salary structure in that country and lower infrastructure costs.

General and administrative expenses

	Nine Months Ended April 30,
					Increase (Decease)	Percent Change
	2005	%	2006	%
	(Dollars in millions)
General and administrative expenses for core product lines	$62.1	93%	$58.1	88%	$(4.0)	(6)%
Non-cash stock compensation	4.4	7	4.2	6	(0.2)	(5)
Effect of fiscal 2006 acquisitions	—	—	4.0	6	4.0	—

Total general and administrative expenses	$66.5	100%	$66.3	100%	$(0.2)	—%

        Total general and administrative expenses were $66.5 million for the nine months ended April 30, 2005 as compared to $66.3 million for the nine months ended April 30, 2006, a decrease of $0.2 million. General and administrative expenses declined by $4.0 million for core product lines due to lower bad debt expense and infrastructure costs. This decrease was partially offset by a $4.0 million increase in expense attributable to the fiscal 2006 acquisitions.

Restructuring changes (benefits)

        For the nine months ended April 30, 2005, restructuring was a benefit of $1.4 million, while for the nine months ended April 30, 2006, restructuring was a charge of $8.5 million. See note K to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Other Income (Expense)

        Interest expense.    Interest expense—related parties was $12.1 million for the nine months ended April 30, 2005 and $1.5 million for the nine months ended April 30, 2006, a decrease of $10.6 million, reflecting the repayment of $81.2 million of related-party debt with proceeds from our initial public offering in June 2005 and the repayment, in September 2005 of the remaining $151.8 million of related-party debt with the proceeds of the $200.0 million senior secured term credit facility. The loss on the early retirement of related-party debt resulted in a non-cash, non-operating charge of approximately $3.3 million of unamortized financing fees. Interest (expense) income—other was income of $0.3 million for the nine months ended April 30, 2005 and $6.3 million of net interest expense for the nine months ended April 30, 2006, largely as a result of interest related to the senior secured term credit facility discussed above.

        Other income (expense).    We recorded income of $2.0 million and expense of $3.5 million in the nine months ended April 30, 2005 and 2006, respectively, reflecting net foreign exchange gains and losses in the periods. The net foreign exchange gain and loss in each period reflected the impact of exchange rates movements on intercompany balances between our subsidiaries.

        Provision for income tax expense.    The provision for income tax was $15.8 million and $13.4 million in the nine months ended April 30, 2005 and 2006, respectively. The effective tax rate was approximately 40% and 52% for the nine months ended April 30, 2005 and 2006, respectively. The effective rates exceeded the U.S. statutory rate of 34% in both periods due to state income taxes, losses in entities where tax net operating losses already have a full valuation allowance and non-deductible stock-based compensation expenses. The effective tax rate for the nine months ended April 30, 2006 was also increased by the $1.7 million in-process research and development charge associated with Epiphany, which is not tax deductible.

Earnings (Loss) per Share

	Nine Months Ended April 30,
	2005	2006
Earnings (loss) per common share
Basic	$(11.95)	$0.18
Diluted	(11.95)	0.17
Earnings per preferred share
Basic and diluted	$26.93	$—

        See the discussion of our earnings (loss) per share calculation and components included in the discussion of the three months ended April 30, 2005 and 2006.

Liquidity and Capital Resources

        Our principal sources of liquidity and capital resources historically have been funds derived from operations, borrowings pursuant to promissory notes, the issuance of convertible preferred stock, the issuance of common stock in our initial public offering and the credit facility we entered into in September 2005. The proceeds from our initial public offering were largely used to pay down our existing debt. We intend to fund future operating capital needs through cash on hand, future operating cash flows, and potential debt or equity financings in the future. In September 2005, we entered into a $225.0 million senior secured credit facility with a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and Citicorp USA, Inc., as syndication agent, including a $200.0 million term facility and a $25.0 million revolving credit facility. Proceeds from the term facility were used to refinance approximately $154.7 million of senior unsecured related party indebtedness (approximately $151.8 million of principal plus accrued interest) and to fund the Epiphany acquisition. As of April 30, 2006, there was $198.5 million outstanding under the term credit facility and no amounts were outstanding under the revolving facility.

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

        Days sales outstanding, or DSOs, in accounts receivable were 83 days as of April 30, 2005 and 77 days as of April 30, 2006. DSOs are calculated based on net accounts receivable divided by average daily revenue for the quarters ended April 30, 2005 and 2006, excluding the impact of acquisitions consummated during the respective quarter, as applicable. The decrease in DSOs as compared to April 30, 2005 was largely related to favorable collection trends. There were not any significant changes in payment terms or credit policies in the twelve months ended April 30, 2006. Our DSOs tend to be highest in our second quarter ending January 31 and lowest in the quarters ending July 31 and October 31 due to seasonality of support renewal billings.

        As of July 31, 2005, we had net operating loss carryforwards, or NOLs, that could offset approximately $276.0 million of future taxable income for U.S. federal income tax purposes. The utilization of $244.0 million of these tax losses, however, is restricted under Section 382 of the Internal Revenue Code to the extent they relate to acquired businesses, with an annual limit of $9.2 million available for use. Under Section 382, if an ownership change occurs, such as an acquisition, the ability to utilize NOLs may be subject to restriction. In addition, we had NOLs of approximately $505.0 million at July 31, 2005 million that would enable us to offset future taxable income of our foreign subsidiaries. Approximately $368.4 million of these foreign NOLs expire at various dates through 2013. We estimate we will pay cash taxes between $4.0 million and $5.0 million related to federal, state and foreign income taxes in fiscal 2006. As a result of the Epiphany acquisition, our NOLs for U.S. federal income taxes and foreign income taxes increased by approximately $295.0 million and $51.0 million, respectively. The utilization of the U.S. NOLs will be limited to approximately $100.0 million, with an annual limit of $5.0 million under Section 382 of the Internal Revenue Code.

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

        During the nine months ended April 30, 2006, our cash flows provided by operations were $60.4 million compared to $63.3 million during the nine months ended April 30, 2005. The primary driver of this change was higher interest paid during the nine months ended April 30, 2006.

  Investing and Financing Activities.

        The following narrative summarizes our historical investing and financing activities for each period presented.

        Investing activities resulted in net cash outflows totaling $10.7 million and $138.6 million for the nine months ended April 30, 2005 and 2006, respectively. Investing activities for the nine months ended April 30, 2005 included net cash outflows of $11.7 million for capital expenditures and capitalized software development costs, while investing activities for the nine months ended April 30, 2006 included cash outflows of $129.6 million (net of cash acquired) for the fiscal 2006 acquisitions and $9.5 million for capital expenditures and capitalized software development costs.

        Financing activities resulted in net cash outflows of $30.9 million and net cash inflows of $48.0 million for nine months ended April 30, 2005 and 2006, respectively. Financing cash outflows for the nine months ended April 30, 2005 included $25.0 million paid in a cash dividend paid to preferred stockholders, scheduled payments of $2.3 million in debt principal payments and $3.7 million to establish restricted cash balances. Financing cash inflows for the nine months ended April 30, 2006 included $200.0 million of proceeds from the senior secured term credit facility, of which $151.8 million were used to repay existing related-party debt plus accrued interest. Other financing cash flows for the nine months ended April 30, 2006 included outflows of $1.9 million of stock issuance costs related to our initial public offering, $5.4 million in debt principal payments and $3.6 million of debt financing costs related to the senior secured term credit facility. Financing cash inflows included $5.1 million of proceeds from the exercise of stock options and $5.6 million from the release of restricted cash balances.

  Debt and Credit Sources

        On September 22, 2005, we entered into a senior secured credit agreement, which is referred to as the credit agreement, with a syndicate of financial institutions in which JPMorgan Chase Bank, N.A., was administrative agent, and Citicorp USA, Inc., was syndication agent. Pursuant to the credit agreement, the lenders made a $200.0 million term loan, maturing September 22, 2011, or the term facility, and a five-year revolving credit facility of up to $25.0 million, or the revolving facility. The revolving facility is available for loans and for letters of credit to support payment obligations incurred in the ordinary course of business. Proceeds of the term facility were used to repay all related-party debt of approximately $151.8 million used to pay fees related to the financing and to partially fund the Epiphany acquisition. The term facility and the revolving facility are collateralized by substantially all of our assets and the assets of our domestic subsidiaries and guaranteed by all of our domestic subsidiaries. We were in compliance with all debt covenants at April 30, 2006. As of April 30, 2006, $198.5 million was outstanding under the term facility. See note F for discussion of the debt financing, including discussion of debt convents and guarantees.

        On June 4, 2004, in connection with the Arzoon acquisition, we issued subordinated convertible notes in the aggregate principal amount of $12.0 million to Arzoon and certain of its investors. The interest rate on the notes is 5% per annum, payable quarterly in arrears on the first day of each calendar quarter, until maturity, conversion or repayment. The maturity date on the promissory notes is June 4, 2007. Upon a change of control of our company where our successor is a publicly traded company or the initial public offering of our successor company if it is a privately-held company when it acquires us, each noteholder has the right to convert any portion of the amount then outstanding on such note into shares of our common stock at a conversion price of $19.64 per share, subject to an anti-dilution adjustment. As of April 30, 2006, we had an aggregate of $12.0 million principal outstanding on the notes.

        As of April 30, 2006, we had $3.9 million in outstanding letters of credit and surety bonds, which are collateralized. The pledged collateral is reflected on our balance sheet as restricted cash. The letters of credit for long-term commitments, such as facilities leases, renew annually and at reduced levels through 2016.

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

  Contractual Obligations

        We lease office facilities under operating leases, which generally require us to pay operating costs, including property taxes, insurance and maintenance. We also lease certain computer equipment under noncancelable operating leases. Rent expense under such leases aggregated $5.1 million and $4.4 million for the three months ended April 30, 2005 and 2006, respectively, and $15.7 million and $13.4 million for the nine months ended April 30, 2005 and 2006, respectively.

        On November 1, 2005, we entered into an interest rate swap with JPMorgan Chase, N.A. effective December 28, 2005 whereby we fixed our base interest rate at 4.90% (before contractual margin of 2.00%) on $150.0 million of variable rate debt (based on the London interbank offered rate, or LIBO rate, plus a contractual margin) for three years. The interest expense on the unhedged portion of the debt will fluctuate based on the LIBO rate in accordance with the credit agreement. For purposes of reflecting contractual interest commitments on this table, interest was computed using the interest rate of 6.90% in effect under the interest rate swap on the term credit facility until December 28, 2008 on the hedged portion of the outstanding debt and 6.97%, the rate effective with the quarterly borrowing on March 28, 2006, on the unhedged portion for the period subsequent to that date. These rates were used since they are the most objective rates available at the time of this filing.

	Payments Due by Period
	Less than one year	1–3 years	4–5 years	After 5 years	Total
	(in millions)
Contractual Obligations:
Promissory notes	$1.7	$2.4	$0.2	$—	$4.3
Subordinated convertible notes	0.6	12.1	—	—	12.7
Senior secured term credit facility	15.9	31.4	169.8	49.4	266.5
Equipment financing	1.0	1.5	—	—	2.5
Operating leases	20.2	30.8	18.0	27.2	96.2

Total	$39.4	$78.2	$188.0	$76.6	$382.2

        Other commercial commitments as of April 30, 2006 include the following:

	Payments Due by Period
	Less than one year	1–3 years	4–5 years	After 5 years	Total
	(in millions)
Other Commercial Commitments:
Standby letters of credit	$0.1	$—	$0.9	$2.2	$3.2
Surety bond	0.5	—	0.2	—	0.7
Purchase commitments	3.4	0.4	—	—	3.8

Total	$4.0	$0.4	$1.1	$2.2	$7.7

        The Company's purchase commitments represent long-term minimum usage obligations under telecommunications arrangements.

Capital Expenditures

        Our capital expenditures were $9.3 million and $4.4 million for the nine months ended April 30, 2005 and 2006, respectively. Our capital expenditures have been minimal due to the reuse of computers and networking equipment obtained through our acquisitions and due to our leasing of equipment under operating leases. For the remainder of fiscal 2006, we expect our capital expenditures and capitalized software to be approximately $3.0 million as we replace and invest in computer hardware and invest in our products.

Recently Issued Accounting Pronouncements

SFAS 123(R)

        On December 16, 2004, the FASB issued SFAS 123(R). This statement is a revision of FASB 123, "Accounting for Stock Based Compensation," as amended, and supersedes APB 25, "Accounting for Stock Issued to Employees" and its related implementation guidance and amends SFAS 95, "Statement of Cash Flows." SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. We will adopt SFAS 123(R) effective August 1, 2005, using the modified prospective transition method. This method will require that we record compensation expense for all awards granted after the required effective date and for the unvested portion of awards granted between June 4, 2004 and July 31, 2005 that were outstanding at the date of adoption, in addition to the stock option-based compensation to be recorded for options granted with exercise prices below fair value.

        We expect the following impacts for stock options outstanding as of April 30, 2006 after estimating the impact of forfeitures over the requisite service periods:

Estimated Stock Option-Based Compensation Expense (in millions)
Fiscal year ending July 31, 2006	$13.2	*
Fiscal year ending July 31, 2007	9.4
Fiscal year ending July 31, 2008	7.5
Fiscal year ending July 31, 2009	4.8
Fiscal year ending July 31, 2010	0.1

Total estimated stock option-based compensation expense over the requisite service period	$35.0

*
This amount includes $10.2 million of stock option-based compensation expense recorded in the nine months ended April 30, 2006.

        Actual stock option expense may differ from these estimated expense impacts due to the impact of future stock option grants and differences in actual forfeitures from the rate of forfeitures estimated, as well as modifications to the stock option options outstanding at this time. See note C for discussion and impacts of implementing SFAS 123(R) effective August 1, 2005.

SFAS No. 153

        On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions," or SFAS 153. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which became effective with our first quarter of fiscal 2006. Adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

FSPs 109-1 and 109-2

        On October 22, 2004, the President signed the "American Jobs Creation Act of 2001" or the Act. On December 21, 2004, the FASB issued two FASB Staff Positions, or FSPs, regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities ("FSP SFAS 109-1") and (2) the one-time tax benefit for the repatriation of foreign earnings ("FSP SFAS 109-2"). The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.

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

        FSP SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying the FASB Statement. The Act provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated in fiscal 2005 or 2006. The deduction would result in an approximate 5.1% federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Certain other criteria in the Jobs Act must be satisfied as well. We have studied the provisions of the Act related to the repatriation of earnings and do not intend to repatriate any earnings as of April 30, 2006.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

        We are exposed to interest rate and foreign currency risks, as described below. We do not use derivative financial instruments to hedge our foreign currency exchange rate risks or for speculative investment purposes.

        Interest Rate Risk.    On September 22, 2005, we repaid approximately $151.8 million of related-party indebtedness with a $200.0 million senior secured term credit facility available from a syndicate of financial institutions and JPMorgan Chase Bank, N.A., as administrative agent and Citicorp USA, Inc., as syndication agent, as well as a $25.0 million revolving credit facility. These credit facilities provide for a floating interest rate.

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

        The weighted-average yield on interest-bearing investments held as of July 31, 2005 and April 30, 2006 was approximately 2.45% and 3.59%, respectively. Based on our investment holdings at April 30, 2006, a 100 basis point decline in the average yield would reduce our annual interest income by approximately $1.4 million.

        The United States Federal Reserve Board, or Federal Reserve, influences the general market rates of interest. The federal funds rate was raised to 5.00% on May 10, 2006. A future interest rate increase of 1.0% could result in increased annual interest expense of approximately $0.5 million.

        On November 1, 2005, we entered into an interest rate swap with JPMorgan Chase, N.A. effective December 28, 2005 whereby we fixed our base interest rate at 4.90% (before contractual margin of 2.00%) on $150.0 million of our variable portion of the term facility (based on the London interbank offered rate, or LIBO rate, plus a contractual margin) for three years. The interest expense on the unhedged portion of the term facility will fluctuate based on the LIBO rate plus the applicable contractual margin in accordance with the credit agreement. The market rate of interest effective March 28, 2006 was 4.97% plus the contractual margin of 2% for a total interest rate of 6.97%. Interest expense on $150.0 million of the term facility is recorded at the 6.90% fixed rate set by the interest rate swap agreement. A future interest rate increase of 1.0% could result in increased annual interest expense on the unhedged portion of the debt of approximately $0.5 million.

        Foreign Currency Risk.    As a global company, we are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany balances between subsidiaries that operate in different functional currencies and transactions with customers, suppliers and employees that are denominated in foreign currencies. Our objective is to minimize our exposure to these risks through our normal operating activities and, where appropriate, to have these transactions denominated in United States dollars. For the nine months ended April 30, 2006, approximately 56% of our total revenues and 54% of our cost of revenues and operating expenses were denominated in foreign currencies. The following table shows the approximate split of these foreign currency exposures by principal currency:

	Foreign Currency Exposure for Nine Months Ended April 30, 2006
	Euro	UK Pound	Japanese Yen	Other	Total Exposure
Total revenues (nine months ended April 30, 2006).	41%	19%	6%	34%	100%
Total cost of revenues and operating expenses (nine months ended April 30, 2006)	41%	19%	5%	35%	100%

        For fiscal 2005, approximately 58% of our total revenues and 55% of our cost of revenues and operating expenses were denominated in foreign currencies.

        Foreign currency transaction gains and losses are recognized in the results of operations based on the difference between the foreign exchange rates on the transaction date and on the settlement date. There was a net foreign exchange gain of $0.8 million in the three months ended April 30, 2005 and a net foreign exchange loss of $1.4 million in the three months ended April 30, 2006. There was a net foreign exchange gain of $2.1 million in the nine months ended April 30, 2005 and a net foreign exchange loss of $3.6 million in the nine months ended April 30, 2006. These foreign currency exchange gains and losses are included in the statements of operations in "other income (expense)."

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

Part II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We and certain of our subsidiaries are party to certain labor, product liability and intellectual property infringement claims and litigation. With respect to acquired companies, substantially all of such litigation and claims were commenced prior to acquisition. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", or SFAS 5, we had accrued $13.9 million as of April 30, 2006 for the litigation and related legal fees where we believe a loss is probable and reasonably estimable. We believe we have good defenses in connection with many of these claims and intend to vigorously contest such claims or seek to reach settlements to the extent appropriate.

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

Item 1A.    RISK FACTORS

        An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this quarterly report on Form 10-Q, including our consolidated financial statements and the notes thereto. The following risks and uncertainties may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business and results of operations. If any of the events or developments described below actually occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline.

Risks Related to Our Pending Merger with Infor

        Failure to complete the Merger could have a negative impact on the market price of our common stock and on our business.

        If the Merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed. In addition, our business and operations may be harmed to the extent that customers, partners and others believe that we cannot compete effectively in the marketplace without the Merger. We also will be required to pay significant costs incurred in connection with the Merger, whether or not the Merger is completed. Moreover, under specified circumstances we may be required to pay a termination fee and reimburse certain of Infor's expenses upon termination of the Merger Agreement.

        The "non-solicitation" restrictions and the termination fee provisions in the Merger Agreement may discourage other companies from trying to acquire SSA Global.

        While the Merger Agreement is in effect, subject to specified exceptions, we are prohibited from soliciting, initiating or encouraging any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than Infor. In addition, pursuant to the Merger Agreement, we are obligated to pay a termination fee to Infor in specified circumstances. These provisions could discourage other parties from trying to acquire our company even though those other parties might be willing to offer greater value to our stockholders than Infor has offered in the Merger Agreement.

Risks Relating to Our Business and Our Future Results

        Our historical operating results are of limited use in evaluating our historical performance and predicting future prospects because we used the purchase method of accounting for all of our acquisitions, including the acquisitions we made in fiscal 2003, 2004 and 2006.

        Our acquisitions make evaluating our business and our future financial prospects difficult. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by companies that frequently acquire new companies.

        During fiscal 2003, 2004 and 2006, we completed a number of acquisitions, consisting of the acquisitions of Infinium, Ironside, Baan, Elevon, EXE, Arzoon, Marcam, Boniva, Epiphany and Provia. We refer to our acquisitions of Infinium, Ironside, Baan and Elevon collectively as the "fiscal 2003 acquisitions." We refer to our acquisitions of EXE, Arzoon and Marcam collectively as the "fiscal 2004 acquisitions." We refer to our acquisitions of Boniva, Epiphany and Provia collectively as the "fiscal 2006 acquisitions." Together, we refer to these acquisitions as the "fiscal 2003, 2004 and 2006 acquisitions." We used the purchase method of accounting for each of these acquisitions. Therefore, the operating results of each of the acquired businesses for which we used the purchase method of accounting are included in our financial statements only from the date of its acquisition and, as a result, our historical operating results may be of limited relevance in evaluating the financial performance of our company as it now exists and may not be indicative of our future operating results. Our historical consolidated financial statements included herein may not be indicative of our future operating results, financial performance or financial position. Approximately $409.5 million, or 64%, of our total revenues of $636.5 million for fiscal 2004 came from our fiscal 2003 and 2004 acquisitions. Approximately $100.7 million, or 14%, of our total revenues of $711.8 million for fiscal 2005 came from the fiscal 2004 acquisitions. Approximately $39.2 million, or 7%, of our total revenues of $560.0 million for the nine months ended April 30, 2006 came from the fiscal 2006 acquisitions.

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

        Due to the typical purchasing patterns of customers of enterprise software, revenues, cash flows and results of operations for companies in the software industry are volatile, difficult to predict and often fluctuate from quarter to quarter. These fluctuations can materially and adversely affect our business, financial position, results of operations and cash flows. We typically close a significant number of software license transactions during the last two weeks of each quarter. Our license revenues in any quarter depend substantially upon the number and size of contracts signed and our ability to recognize the associated revenues under our revenue recognition policy. While our forecast estimates may provide us with guidance in business planning and budgeting, these forecast estimates are speculative and may not consistently correlate to actual revenues and cash flow in a particular quarter or over a longer period of time. If we do not accurately forecast our contracting activity, we may improperly plan or budget, and our business, financial position, results of operations and cash flows could be materially and adversely affected.

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

        Developing and localizing software is expensive, and the investment in product development may involve a long payback cycle. In fiscal 2004 and 2005, our research and development expenses were $95.2 million and $102.8 million, respectively, or approximately 15% and 14% of our total revenues in fiscal 2004 and 2005, respectively. In the nine months ended April 30, 2005 and 2006, our research and development expenses were $76.5 million and $83.2 million, respectively, or approximately 14% and 15%, respectively, of our total revenue in the nine months ended April 30, 2005 and 2006. Our future plans include significant investments in software research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, future revenues from these investments are not fully predictable.

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

        We implemented these corrective actions in February 2005. If the remedial policies and procedures we have implemented are insufficient to address the four significant deficiencies that, in aggregate, constituted a material weakness as of July 31, 2004, or if additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be harmed. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002, which will become applicable to us beginning with the required filing of our Annual Report on Form 10-K for fiscal 2006 in October 2006. External costs associated with Sarbanes-Oxley Section 404 readiness were $1.2 million in fiscal 2004 and $2.6 million in fiscal 2005. For fiscal 2006, we estimate external costs associated with Sarbanes-Oxley Section 404 compliance of approximately $2.0 million. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. During the remainder of fiscal 2005 and the nine months ended April 30, 2006, we did not identify any further material weaknesses in internal controls. Although we believe we have addressed our material weakness in internal controls with the remedial measures we have implemented, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting.

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

        We rely on a combination of the protections provided by applicable trade secret, copyright, patent and trademark laws, license and non-disclosure agreements and technical measures to establish and protect our rights in our products. We cannot assure you that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. While our policies dictate that all independent contractors sign non-disclosure agreements with respect to our products, we can not assure you this protection will be adequate. Despite our efforts, it may be possible for third parties to copy certain portions of our products or reverse-engineer or otherwise obtain and use information that we regard as proprietary. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, we cannot assure you that we will be able to protect our proprietary software against unauthorized third-party copying or use, which could adversely affect our competitive position.

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

        Our acquisitions, in particular the acquisition of Baan, have increased the size and scope of our international operations. For fiscal 2004 and 2005, approximately 60% and 59%, respectively, of our total revenues in periods were derived from sources outside the United States. For the nine months ended April 30, 2005 and 2006, approximately 60% and 56%, respectively, of our total revenues were derived from sources outside the United States. We currently have operations throughout EMEA, Asia, Latin America, Australia and Canada. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries.

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

        In particular, we conduct our business and incur costs in the local currency of most countries where we operate. Since our consolidated financial statements are denominated in United States dollars, changes in currency exchange rates between the United States dollar and local currencies and, to the extent applicable, between local currencies and the currencies in which revenues are generated and expenses are incurred, have had, and will continue to have, an impact on our business, financial position, results of operations and cash flows. For fiscal 2004, approximately 60% of our total revenues and 54% of our total cost of revenues and operating expenses were denominated in foreign currencies. For fiscal 2005, approximately 58% of our total revenues and 55% of our total cost of revenues and operating expenses were denominated in foreign currencies. For the nine months ended April 30, 2005 and 2006, approximately 59% and 56%, respectively, of our total revenues and 56% and 54%, respectively, of our cost of revenues and operating expenses were denominated in foreign currencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure about Market Risk."

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

        Due to the competitive employment nature of the software industry, there is a risk that we will not be able to retain or replace these key employees. Most of our current key employees are subject to employment agreements, option agreements or conditions that contain post-employment non-competition provisions. However, enforcement of restrictions on subsequent employment may not be enforced by courts of law. In addition, these agreements permit the employees to terminate their employment on relatively short notice.

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

        Some of our employees outside the United States are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such favorable employment rights require us to expend greater time and expense in making changes to employees' terms of employment or making staff reductions. For example, as of April 30, 2006, we had 631 employees in Germany and the Netherlands, or approximately 17% of our total workforce, represented by workers' councils which must approve any changes in conditions of employment, including salaries and benefits. Of these employees, 301 were engaged in research and development activities, 91 in sales and marketing activities, 170 in customer support and services activities and 69 in general and administrative activities. While we believe that our relations with our employees are satisfactory, a significant dispute with our employees could have a material adverse effect on our business, financial position, results of operations and cash flows.

        Our indebtedness and future indebtedness could adversely affect our financial health, limit our cash flow available to invest in the ongoing needs of our business, limit our operating flexibility and adversely affect the price of our common stock.

        As of April 30, 2006, we had approximately $215.6 million of indebtedness outstanding, before the offset for unamortized financing fees, while our cash and cash equivalents totaled $140.6 million on that date.

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

        As of April 30, 2006, Cerberus and General Atlantic, or our controlling stockholders, collectively owned 84.1% of our common stock. As a result, our controlling stockholders will continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Our controlling stockholders also have sufficient voting power to amend our organization documents. We cannot assure you that the interests of our controlling stockholders will coincide with the interests of other holders of our common stock. For example, our controlling stockholders could cause us to make acquisitions that increase the amount of our indebtedness or sell revenue-generating assets. Additionally, our controlling stockholders are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Our controlling stockholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisitions opportunities may not be available to us. So long as our controlling stockholders continue to own a significant amount of the outstanding shares of our common stock, they will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

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

        We had 70,076,829 shares of common stock outstanding as of April 30, 2006, of which 58,939,776 shares, or 84.1%, were held by our controlling stockholders. If the controlling stockholders decide to sell all or a substantial portion of their shares or if other sales of a substantial amount of our common stock are affected in the public market, or there is a perception in the public market of such sales, this could decrease the market price of our common stock significantly. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        There have been no unregistered sales of equity securities in the quarterly period ended April 30, 2006.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Company's Annual Meeting of Stockholders was held on May 25, 2006. The following persons were nominated and elected to serve as Directors of the Company for a term to end with the next annual meeting of the Company or until their successors have been duly elected and qualified.

Nominee	For	Withheld
John W. Barter	66,295,246	1,137,271
James N. Chapman	66,295,246	1,137,271
Howard Cohen	63,858,449	3,574,068
Michael Green	63,854,742	3,577,775
Michael Greenough	64,057,166	3,375,351
Marcus Hansen	66,199,523	1,232,994
Pieter Korteweg	64,056,866	3,375,651
J. Michael Lawrie	66,199,523	1,232,994
Marc McMorris	63,959,272	3,473,245
Marc Neporent	63,876,993	3,555,524

        The Company's stockholders also ratified the selection of Grant Thornton LLP to serve as the Company's independent registered public accounting firm for fiscal year 2006 by the following votes:

For	Against	Abstain
67,424,337	5,800	2,380

Item 6.    Exhibits.

Exhibit Index

Exhibit Number	Description
10.1	Award of Stock Units under Amendments to Stock Option Agreements.	(A	)
10.2	General Release and Additional Terms by and between SSA Global Technologies, Inc. and Ross D. Garrity dated February 15, 2006.	(B	)
10.3	Letter Agreement between SSA Global Technologies, Inc. and Kirk Isaacson dated March 28, 2006	(C	)
10.4	Management Lock-up Agreement between SSA Global Technologies, Inc. and Kirk Isaacson dated March 28, 2006	(C	)
10.5	Agreement and Plan of Merger by and among SSA Global Technologies, Inc., Magellan Holdings, Inc. and Globetrot Merger Sub, Inc., dated May 14, 2006	(D	)
10.6
	Voting Agreement, dated as of May 14, 2006, by and among Magellan Holdings, Inc., Globetrot Merger Sub, Inc. and certain stockholders of SSA Global Technologies, Inc. affiliated with Cerberus Capital Management, L.P.	(D	)
10.7
	Voting Agreement, dated as of May 14, 2006, by and among Magellan Holdings, Inc., Globetrot Merger Sub, Inc. and certain stockholders of SSA Global Technologies, Inc. affiliated with General Atlantic LLC	(D	)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(A)
Previously filed on February 7, 2006 as an exhibit to the Registrant's Current Report on Form 8-K.

(B)
Previously filed on February 17, 2006 as an exhibit to the Registrant's Current Report on Form 8-K.

(C)
Previously filed on April 3, 2006 as an exhibit to the Registrant's Current Report on Form 8-K.

(D)
Previously filed on May 15, 2006 as an exhibit to the Registrant's Current Report on Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SSA GLOBAL TECHNOLOGIES, INC.
Date: June 6, 2006	By:	/s/ MICHAEL GREENOUGH Name: Michael Greenough Title: Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the Registrant.

Date: June 6, 2006	By:	/s/ STEPHEN P. EARHART Name: Stephen P. Earhart Title: Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.1	Award of Stock Units under Amendments to Stock Option Agreements.	(A	)
10.2	General Release and Additional Terms by and between SSA Global Technologies, Inc. and Ross D. Garrity dated February 15, 2006	(B	)
10.3	Letter Agreement between SSA Global Technologies, Inc. and Kirk Isaacson dated March 28, 2006	(C	)
10.4	Management Lock-up Agreement between SSA Global Technologies, Inc. and Kirk Isaacson dated March 28, 2006	(C	)
10.5	Agreement and Plan of Merger by and among SSA Global Technologies, Inc., Magellan Holdings, Inc. and Globetrot Merger Sub, Inc., dated May 14, 2006	(D	)
10.6
	Voting Agreement, dated as of May 14, 2006, by and among Magellan Holdings, Inc., Globetrot Merger Sub, Inc. and certain stockholders of SSA Global Technologies, Inc. affiliated with Cerberus Capital Management, L.P.	(D	)
10.7
	Voting Agreement, dated as of May 14, 2006, by and among Magellan Holdings, Inc., Globetrot Merger Sub, Inc. and certain stockholders of SSA Global Technologies, Inc. affiliated with General Atlantic LLC	(D	)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

*
Filed herewith.

(A)
Previously filed on February 7, 2006 as an exhibit to the Registrant's Current Report on Form 8-K.

(B)
Previously filed on February 17, 2006 as an exhibit to the Registrant's Current Report on Form 8-K.

(C)
Previously filed on April 3, 2006 as an exhibit to the Registrant's Current Report on Form 8-K.

(D)
Previously filed on May 15, 2006 as an exhibit to the Registrant's Current Report on Form 8-K.

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
SSA Global Technologies, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (in millions) (unaudited)
SSA Global Technologies, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (in millions, except par value amounts and number of shares) (unaudited)
SSA Global Technologies, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share amounts) (unaudited)
SSA Global Technologies, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
SSA Global Technologies, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 2006 and July 31, 2005
CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part II—OTHER INFORMATION
Exhibit Index
SIGNATURES
Exhibit Index